Form 10KSB
period 1997-02-28
ATLANTIC CENTRAL ENTERPRISES LTD
filed 1998-04-03
CIK 1020827

============================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                FORM 10-KSB

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the Fiscal Year ended February 28, 1997.
               --------------------------------------------

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ______ to _______.

                       Commission File No.  0-21891
                       ----------------------------

                   ATLANTIC CENTRAL ENTERPRISES LIMITED
               ---------------------------------------------
              (Name of small business issuer in its charter)

       BERMUDA                                                  N/A
--------------------------------                        -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

Cedar House, 41 Cedar Avenue, Hamilton, Bermuda                   HM 12
----------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:      (441) 295-2244
                                --------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:     None

Securities registered under Section 12(g) of the Exchange Act:

                       COMMON STOCK, par value $.01
                       -----------------------------
                             (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such re-ports), and (2) has been subject to such filing requirements for the past 90
days.     YES  [X]     NO  [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.      YES  [X]     NO  [ ]

State issuer's revenues for its most recent fiscal year:
$3,485,667 for the Fiscal Year ended February 28, 1997.
----------                           ------------------

The aggregate market value of 2,662,396 shares of registrant's voting common stock held by non-affiliates of the Registrant was $1,144,830 as of April 2, 1998, based upon the closing bid price of $0.43 per share for the Common Stock in the over-the-counter market on such date.

Number of shares of common stock outstanding as of March 31, 1998:
                                             ------------------------
       2,662,396 shares of common stock.
       ---------------------------------

Documents Incorporated By Reference:  None.

============================================================================

                   ATLANTIC CENTRAL ENTERPRISES LIMITED
                         FORM 10-KSB ANNUAL REPORT
                             Table of Contents


Item No.                                                                  Page
-------                                                                  -----

PART I:

1.    Description of Business .........................................     3

2.    Description of Property .........................................    25

3.    Legal Proceedings ...............................................    25

4.    Submission of Matters to a Vote of Security Holders .............    27


PART II:

5.    Market for Common Equity and Related Stockholder Matters ........    28

6.    Management's Discussion and Analysis or Plan of Operation .......    29

7.    Financial Statements ............................................    41

8.    Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure .....................................    41


PART III:

9.    Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act ............    42

10.   Executive Compensation ..........................................    45

11.   Security Ownership of Certain Beneficial Owners and Management ..    46

12.   Certain Relationships and Related Transactions ..................    47

13.   Exhibits and Reports on Form 8-K ................................    48

Consolidated Financial Statements .....................................   F-1


SIGNATURE PAGE


                                  PART I

      ATLANTIC CENTRAL ENTERPRISES LIMITED (THE "COMPANY" OR "ACE") HAS EXPERIENCED SIGNIFICANT NET LOSSES SINCE INCEPTION, FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997 INCURRED A LOSS FROM OPERATIONS OF APPROXIMATELY $10,316,000 AND UTILIZED APPROXIMATELY $4,173,000 IN CASH FOR OPERATING ACTIVITIES, AND AT FEBRUARY 28, 1997 HAD A WORKING CAPITAL DEFICIT OF APPROXIMATELY $874,000 AND A STOCKHOLDERS' EQUITY OF APPROXIMATELY $306,000. THE COMPANY HAS SERIOUS LIQUIDITY PROBLEMS PRIMARILY DUE TO UNSUCCESSFUL ATTEMPTS THROUGH ITS SUBSIDIARY, VISTA TECHNOLOGIES INC. ("VISTA"), TO RAISE ADDITIONAL CAPITAL AND SIGNIFICANT COSTS ASSOCIATED WITH FAILED ATTEMPTS TO PENETRATE NORTH AMERICAN VISION CORRECTION MARKETS. AS A RESULT OF THE ABOVE FACTORS, THE REPORT OF MOORE STEPHENS, P.C. ON THE FINANCIAL STATEMENTS OF THE COMPANY FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997 CONTAINS A PARAGRAPH EXPRESSING SUBSTANTIAL DOUBT CONCERNING THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN. THE CONSOLIDATED FINANCIAL STATEMENTS DO NOT INCLUDE ANY ADJUSTMENTS THAT MIGHT BE NECESSARY IF THE COMPANY IS UNABLE TO CONTINUE AS A GOING CONCERN. FOR A DISCUSSION OF MANAGEMENT'S PLANS AND OTHER RELATED FACTORS, SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" IN ITEM 6 BELOW AND THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO LATER IN THIS REPORT.

      UNLESS OTHERWISE INDICATED, ALL SHARE AND PER SHARE DATA IN THIS REPORT HAVE BEEN ADJUSTED RETROACTIVELY TO REFLECT A 1-FOR-10 EXCHANGE RATIO AS TO PHARMA PATCH PLC SHARES PURSUANT TO THE REORGANIZATION OF PHARMA PATCH AND ATLANTIC CENTRAL ENTERPRISES LIMITED EFFECTIVE AS OF JANUARY 20, 1997.


ITEM 1.     DESCRIPTION OF BUSINESS

INTRODUCTION

      Atlantic Central Enterprises, Ltd. (the "Company" or "ACE") was incorporated under the laws of Bermuda on February 2, 1996 under the name Bamburgh Limited. Thereafter, on April 2, 1996, the name was changed to "Atlantic Central Enterprises Limited".

      On January 20, 1997, ACE completed a reorganization with Pharma Patch Public Limited Company, an Irish company ("Pharma Patch"). The reorganization involved Pharma Patch transferring to ACE all of its assets and having ACE assume all of Pharma Patch's liabilities, in exchange for all the then outstanding common stock of ACE. Immediately after the transfer Pharma Patch commenced a voluntary liquidation and distributed all ACE's shares to its shareholders. As a result of the reorganization, Pharma Patch shareholders received one common share of ACE for every 10 shares of Pharma Patch owned. This reorganization qualifies as a tax-free reorganization under Section 368(1)(1)(F) of the U.S. Internal Revenue Code of 1986, as amended.

      As a result of the restructuring, ACE is the successor in interest of Pharma Patch. Accordingly, "ACE" or the "Company" will be used interchangeably to refer to ACE and Pharma Patch when describing operational history unless otherwise specifically indicated.

      The principal office of the Company is located at Cedar House, 41 Cedar Avenue, Hamilton, Bermuda HM 12, telephone number (441) 295-2244.

REORGANIZATION

      On January 20, 1997, the shareholders of Pharma Patch approved the following plan of reorganization with Atlantic Central Enterprises ("ACE"):

      ACE was initially capitalized in August 1996 by issuing 1,200,000 shares of common stock to Pharma Patch for $12,000 in cash.

      Subsequent to the reorganization, ACE issued an additional 450,000 shares of its common stock in exchange for the stock held by the stockholders of Pharma Patch and dissolved the corporate charter of Pharma Patch.

      These transactions resulted in the elimination of the 16,541,570 ordinary shares of Pharma Patch and created 1,654,157 shares of common stock (one share of ACE common stock for every 10 Ordinary shares of Pharma Patch) in ACE with a par value of $16,542. As a result of the difference between Pharma Patch's ordinary shares issued at par value ($2,343,914) and ACE's common stock issued at par value ($16,542) the premium in excess of par value increased, in 1997, by $2,327,372 (Pharma Patch's par value per ordinary share was Irish Pounds .01 and ACE's par value per common share is US$ .01). All per share amounts in this report have been restated to reflect this reorganization.

      Pharma Patch was incorporated under the laws of the Republic of Ireland in January 1992. Prior to July 1993, Pharma Patch had no significant assets or operations. Prior to fiscal 1997 Pharma Patch was mainly involved in the research and development of transdermal drug delivery systems and skin permeation technology. Pharma Patch developed and patented proprietary technology and secured licensing and product feasibility agreements through research in this area.

      On November 15, 1995, Pharma Patch sold substantially all of its operating assets to Technical Chemicals and Products, Inc. ("TCPI") for a gain of approximately $16.4 million. These assets included 11 U.S. patents relating to transdermal drug delivery and skin permeation technology, license rights to skin penetration enhancers and electronically assisted drug delivery, proprietary information and trade secrets related thereto, certain licensing and product feasibility agreements entered into by Pharma Patch's and all of Pharma Patch's fixed assets. TCPI also assumed the sublease of the research facility occupied by Pharma Patch.

      In consideration for the purchased assets, TCPI issued an aggregate of 786,214 shares of its common stock with a fair value of $11,919,000 and satisfied the $5,000,000 promissory note previously issued by Pharma Patch to Flora, Inc. As a result of this transaction, Pharma Patch owned 9.9% of TCPI's outstanding common shares and ceased performing research and development work and other operations in the areas of skin penetration enhancers and drug delivery systems.

      On January 16, 1996, Pharma Patch entered into a supplemental agreement with TCPI, which amended certain provisions of the November 1995, asset purchase agreement. TCPI had filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to the sale of 1,800,000 TCPI common shares (the "Offering"). Pursuant to the terms of the supplemental agreement, Pharma Patch executed a lock-up letter with the representative of the TCPI Underwriters providing that it would not sell or otherwise dispose of any of its shares of common stock for a period to expire 180 days following the closing date of the Offering without their prior consent. As consideration for the execution of the lock-up agreement, TCPI (i) terminated an existing lock-up agreement covering TCPI common stock owned by Pharma Patch, executed in connection with the asset purchase agreement; (ii) effective as of closing date of the Offering, terminated the voting trust agreements, shareholders' agreement and irrevocable proxy, executed in connection with the asset purchase agreement which, among other things, limited Pharma Patch's ability to vote or dispose of its shares of common stock; (iii) allowed Pharma Patch to offer for sale 100,000 shares of this common stock in the Offering (plus up to an additional 110,000 shares if the Underwriters over-allotment option were exercised); (iv) effective as of the closing date of the Offering, issued to Pharma Patch a two-year warrant to purchase 100,000 shares of common stock at an exercise price equal to the per share Offering price; and (v) file a Registration Statement on Form S-3 to register all of the remaining shares of common stock owned by Pharma Patch after the Offering.

      On March 21, 1996, ACE completed the acquisition of 61.3% of the voting interest of Vista Technologies, Inc. ("Vista"). Vista provides photo-refractive keratectomy (PRK) and other laser vision correction ("LVC") facilities and services to the health care industry.

      ACE acquired its position in Vista by executing a stock purchase agreement for 200,000 newly issued shares of Vista common stock for a cash price of $500,000. ACE and Vista executed an additional agreement under which Vista provided 2,060,000 newly issued shares of its common stock to ACE plus 500,000 Vista Class C common stock purchase warrants. In exchange, Vista received a $750,000 interest-free note due six months after the transaction date and 200,000 restricted shares of TCPI common stock previously held by ACE with a fair value on the date of the transaction of $3,550,000 (original cost basis to ACE of $3,032,000). Vista paid the $750,000 note in full during the first quarter of fiscal 1997. ACE also received an option to acquire 250,000 Vista shares at $2.50 per share. In a separate transaction, ACE agreed to provide 4,500,000 newly issued Ordinary Shares of Pharma Patch (450,000 common shares of ACE) in exchange for a total of 900,000 shares of Vista's outstanding common stock owned by three shareholders. A summary of the consideration for both components of the Vista transaction include the following:


      Cash                                                  $  500,000
      Note payable                                             750,000
      TCPI investment (200,000 shares)                       3,032,000
                                                           -----------
                   Sub-total                                 4,282,000

      Pharma Patch common stock (4,500,000 shares)           2,250,000
                                                           -----------
                                                           $ 6,532,000
                                                           ===========

      The cost in excess of net assets acquired of approximately $4.5 million was calculated utilizing the original carrying value of the TCPI investment ($15.16 per share). ACE was amortizing such cost in excess of net assets acquired over a 15-year period. At February 28, 1997, the Company's management determined that the goodwill was impaired. As a result, the Company wrote off goodwill of approximately $4,300,000 after it determined that the unamortized balance of goodwill could not be recovered through projected future discounted cash flows over its remaining life [See Note 2 of the Notes to Consolidated Financial Statements].

      During the year ACE exercised its options to purchase an additional
250,000 shares of Vista for cash consideration of $625,000.   ACE also
purchased additional 13,800 shares on the open market for cash consideration of $37,663.

      Since March 21, 1996, ACE's interest in Vista has been diluted by the issuance of additional Vista stock. At February 28, 1997, ACE owned 54.14% of the issued and outstanding shares of Vista.

      The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has experienced significant net losses, a loss from continuing operations of approximately $10,316,000, has a working capital deficit of approximately $874,000 and utilized approximately $4,173,000 in cash for operating activities for the year ended February 28,1997. In addition, Vista has serious liquidity problems primarily due to unsuccessful attempts to raise money, both at the parent level and the subsidiary level and significant costs associated with the Vista's failed attempts to penetrate the North American vision correction market resulting in losses from operations. The Company and its subsidiaries are developing business plans which when implemented would develop opportunities in the laser vision correction and automotive maintenance markets in North America and/or Europe. Vista's management is developing a business plan which takes advantage of new trends in the laser vision correction business in both North America and Europe. Vista plans to concentrate on its four successful centers in Italy and Sweden in the 1997-1998 fiscal year and focus on the reduction of expenses at the head office level. The Company also plans to sell a portion of its marketable securities, obtain additional debt financing and focus on revenue growth of its existing operations.

      The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of these plans. There can be no assurance of the success of these plans.

      As of February 28, 1997 ACE has an accumulated deficit of $18,692,005, total assets of $8,118,894 and total shareholders' equity of $306,293.

      ACE's majority owned subsidiary, Vista, has an accumulated deficit of $22,142,284, total assets of $4,330,537, total shareholders deficiency of $2,094,820 and received a Going Concern qualification report from its auditors for the twelve months ended March 31, 1997 (see Vista's report on Form 10KSB for its fiscal year ended March 31, 1997 for additional information). ACE, including Vista, has not yet achieved profitable operations and there is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, Vista's future operations are dependent on the success of the commercialization efforts and market acceptability of the Vista business plan and other potential business ventures of ACE, together with the value derived from the TCPI investment securities.

VISTA TECHNOLOGIES INC.

      Vista Technologies Inc., through its operating subsidiaries in the United States and Europe, provides access to advanced excimer laser vision correction ("LVC") equipment and related support services (collectively "LVC Services") for use by licensed ophthalmologists in the treatment of refractive vision disorders. Vista currently has five lasers in use in Europe and one in the United States.

      Physicians use computer-controlled excimer lasers at Vista's centers to treat refractive vision disorders such as nearsightedness (myopia)and astigmatism and to eliminate or reduce the need for corrective lenses. Vista provides individual physicians and group ophthalmic practices with shared access to laser equipment, thus eliminating capital costs, investment risk and maintenance of such equipment by the health care professional. LVC Services provided by Vista also include various support services, such as physician and staff training, technical support services, equipment maintenance, billing and accounting and other administrative services. The Company realizes revenues for the use of its LVC equipment and services by charging fees at the time each LVC corrective procedure is performed with use of Vista's equipment.

      Photorefractive keratectomy ("PRK") involves the use of an excimer laser to reshape the cornea, thereby adjusting its refractive power. The excimer laser can also be used to treat a number of pathological superficial corneal disorders in a procedure called phototherapeutic keratectomy ("PTK"). Two manufacturers, Summit Technology, Inc. ("Summit") and VISX, Incorporated ("VISX"), received U.S. Food and Drug Administration ("FDA") approval in late 1995 and early 1996, respectively, for use of their excimer lasers to perform PRK procedures to correct low to moderate nearsightedness and earlier received FDA approval for use of excimer laser for PTK procedures. In addition to such procedures, excimer lasers can also be used to perform a procedure known as laser in situ keratomileusis ("LASIK"), which may be more predictable in treating high myopia, but to date has not been specifically approved in the United States by the FDA.

      Vista's European operating subsidiaries have owned and operated excimer laser facilities in Italy and Sweden since 1992 and 1994, respectively. In May 1996, Vista Laser Centers of the Southwest, Inc.("Vista-Southwest") commenced operations at a excimer laser facility in Scottsdale, Arizona.

Vista-Southwest in October 1997 subsequently authorized a change in its corporate name to Icon Vision Laser Centers SW, Inc. The Company held an investment interest in Vista-Southwest prior to October 1996, at which time Vista's ownership of Vista-Southwest increased to 94%.

      In anticipation of U.S. Food and Drug Administration ("FDA") approval of excimer lasers to perform PRK procedures, Vista developed a strategic expansion plan in June 1995 to organize and sponsor additional companies to provide LVC Services in the United States and Canada through regional joint venture alliances with certain prominent ophthalmologists (the "Regional Joint Ventures"). During the quarter ended December 31, 1996, Vista's negotiations to acquire interests in additional LVC operations, based primarily in Canada, were abandoned and Vista sold all of its interest in a Regional Joint Venture formed during 1996 to service the Northern California market. Unsuccessful efforts by Vista's former management to obtain additional private placement equity financing necessary to finance Vista's Regional Joint Venture expansion plans and to support general and administrative expenses in North America were terminated during March 1997.

      Vista's management intends to reactivate a strategic expansion plan if a debt compromise plan with Vista's creditors is proposed and accepted and if significant additional capital is obtained; there can be no assurance that Vista will be successful in accomplishing either of these objectives. Pending further developments, Vista has been advised that its controlling stockholder, ACE , plans to pursue a strategic plan of negotiating to acquire or develop interests in the laser vision correction facilities and services in North America. Vista has been advised that if ACE can successfully implement a strategy of North American expansion in the field of laser vision correction, it anticipates that Vista will be provided the right to acquire such operations at an amount equal to ACE's cost if Vista completes a debt compromise plan with its creditors and if significant additional capital is obtained by Vista.

      At March 31, 1997, Vista had a negative working capital of $3,118,789 and a stockholders' deficit of $2,094,820. Vista has been dependent during most of its fiscal year ended March 31, 1997 upon stock sales of approximately $1,500,000 and in subsequent periods upon advances from its controlling stockholder, ACE, for funds necessary to sustain operations in North America and Vista's reporting obligations as a publicly-held corporation. Net advances due to ACE of $723,000 are classified as unpaid short-term obligations as of March 31, 1997, and have subsequently increased to approximately $1,100,000 as of September 30, 1997. There can be no assurance that ACE will continue to provide advances to Vista or that Vista will be successful in obtaining capital from other sources.


RECENT DEVELOPMENTS

      FIRST AMERICAN AMO

      In May 1997 ACE entered into an agreement to form a new corporation
called First American AMO ("AMO").   ACE agreed to fund AMO up to $450,000
prior to any separate outside funding of AMO. ACE has also agreed to seek out additional outside funding for AMO for continued growth. ACE owned 83% of the issued and outstanding common stock of AMO upon signing this agreement. As of January 30, 1998 ACE has advanced AMO $275,359 of its $450,000 obligation.

      AMO has its headquarters in Palm Harbor, Florida. It is an automotive maintenance organization that improves the efficiencies of fixing a car. AMO is assigned a collision claim from an insurance company and comes up with the lowest cost estimate by having its own adjusters negotiate with a network of established body shops. Motorists receive a lifetime warranty on the repairs as long as they own their vehicle.

      Insurance companies and consumers benefit from the fast turn-around time of five days, as opposed to the industry average of seven to ten and the reduction in claims administration costs by AMO having its own adjusters. AMO has achieved this reduced turn-around time by placing a personal computer with each insurer so it is directly on-line with AMO. Body shops are also on-line with the company with the ability to transmit digital photos of the required repairs for immediate, and flexible assessment by AMO's adjusters.

      AMO is currently servicing five insurance companies and is negotiating with an additional eleven to come on-line in 1998. The Company began its collision management operations in September 1997. AMO is planning to develop its fleet management service in March of 1998 with customers and contracts already targeted.

      AMO's President is Mr. Jeffrey Dickson. He worked for Miami-based American Bankers Insurance from 1970 to 1983, becoming executive vice president, and then six years with Capital Holdings Inc. in Louisville KY. He was also president of Insurance America Co., a personal lines insurer that was a joint venture of Bank of America and Capital Holdings. Eric Seidel, who is VP Marketing for AMO and Vic Grechniw, VP Operations for AMO both come from extensive backgrounds in fleet management.

      ICON VISION CENTERS INC.

      In August 1997, ACE organized ICON Vision Centers Inc., as a wholly owned subsidiary, in Ontario, Canada to negotiate the acquisition of interests in additional laser vision correction facilities. ICON Vision Centers, Inc. is currently developing a business plan which, if implemented, would cause ICON Vision Centers to develop opportunities in North America and/or Europe through acquisitions or start-up development.

      INTERNET VENTURE

      ACE entered into an agreement with a third party in August 1997, to fund the development of various internet business ventures up to a total of approximately $57,000. Currently ACE is re-evaluating the proposed ventures and the direction of this investment.


VISTA TECHNOLOGIES INC. -- BACKGROUND INFORMATION

      VISION DISORDERS AND ALTERNATE FORMS OF CORRECTIVE TREATMENT

      The human eye is approximately 25 millimeters in diameter and functions much like a camera, with a lens in front and a light sensitive screen, the retina, in the rear. Images enter the human eye through the cornea, a transparent domed window at the front of the eye. In a properly functioning eye, the cornea bends (refracts) incoming images, causing the images to focus on the retina. The inability of the cornea to properly refract incoming images results in blurred vision and is called a refractive disorder.

     Myopia (nearsightedness), hyperopia (farsightedness) and astigmatism are three of the most common refractive disorders resulting from an inability of the optic system to properly focus images on the retina. The amount of refraction is dependent on the shape, specifically the curvature, of the cornea. In a nearsighted (myopic) eye, images are focused in front of the retina; in a farsighted (hyperopic) eye, images are focused behind the retina; and in an astigmatic eye, images are not focused at any one single point.

      Conventional methods of correcting refractive disorders are by prescription of eyeglasses and contact lenses. Over the last 15 years, refractive vision disorders have also been treated by several surgical techniques. These include radial keratotomy ("RK"), in which small incisions approximately 400 to 450 microns deep in a radial configuration are made around the periphery of the cornea to cause a flattening of the cornea. Other surgical techniques are keratomileusis, which involves freezing the cornea and reshaping it, and automated lamellar keratoplasty ("ALK"), which involves using a microkeratone to remove microscopic amounts of corneal tissue. Industry sources estimate that 200,000 RK procedures were performed in the United States in 1994. Because RK is a manual procedure and not performed with a computer-controlled device, RK is highly dependent on the surgical skill of the ophthalmologist performing the procedure. Moreover, because RK involves incisions into the corneal tissue, it weakens the structure of the cornea which may have adverse consequences as patients age. RK has never undergone a controlled clinical study under an FDA protocol because no medical device, other than a scalpel, is used in the procedure. Compared to RK, the Company believes that laser surgery involves reduced surgical risk, does not weaken the corneal tissue, is less invasive and is less dependent on the ophthalmologist's skill.

      LASER VISION CORRECTION SYSTEMS

      Excimer lasers are incorporated in a fully integrated ophthalmic surgical workstation for use by ophthalmologists to perform procedures to treat refractive and other ophthalmic disorders. The excimer laser system delivers pulses of ultraviolet laser light to ablate (remove) submicron layers of tissue from the surface of the cornea in a computer-assisted, predetermined pattern to reshape the cornea. Most of the laser light generated by the excimer system is absorbed by the removed corneal tissue during a procedure. As a result, the laser light does not penetrate interior portions of the eye and does not create substantial amounts of heat in the surrounding tissue. These attributes make the excimer laser system well suited to corneal surgery.

      Advanced LVC equipment supplied by various manufacturers has been commercially available since approximately 1990 for use in foreign countries, including Canada and various countries in Europe, among others. Two U.S. manufacturers, Summit and VISX, received pre-market approval from the FDA in October 1995 and March 1996, respectively, for use of excimer laser systems to perform photorefractive keratectomy ("PRK") to treat low to moderate myopia
(nearsightedness).   PRK is a form of LVC treatment involving the use of an
excimer laser to reshape the cornea, thereby adjusting refractive power of the eye. Excimer lasers manufactured by Summit and VISX have also been approved for use in the United States and other countries to treat a number of pathological superficial corneal disorders in a procedure called phototherapeutic keratectomy ("PTK").

      Other LVC procedures exist and are currently approved for use with lasers outside of the United States that have not received pre-market approval
by the FDA as of the present date.   These include the use of excimer lasers
to perform a procedure known as laser in situ keratomileusis ("LASIK") and holmium lasers for laser thermalkeratoplasty ("LTK") and laser sclerostomy ("LS") procedures. LASIK is primarily prescribed for treatment of hyperopia (farsightedness), astigmatism and extreme myopia; LTK may be prescribed for instances of mild hyperopia and astigmatism; and LS is used for treatment of symptoms of glaucoma. In May 1996, the FDA advised U.S. eye care professionals that LASIK and bilateral surgery (treatment of both eyes at the same time) are outside the scope of currently FDA approved labeling for excimer lasers; although the FDA noted that physician discussions with patients and decisions to conduct either of those procedures are considered the practice of medicine outside of the direct scope of FDA regulation, the FDA cautioned that it expects excimer laser equipment manufacturers and health care practitioners to advertise and promote the use of FDA approved lasers in the United States only within the scope of their FDA approved use, i.e. currently for PRK and PTK.

      All of these LVC procedures are normally performed on an outpatient basis and require from 15 to 30 minutes in addition to pre-operative consultations and post-operative care. Depending upon the severity of the patient's pre-treatment vision disorder, improved vision resulting from LVC procedures either eliminates or significantly reduces the patient's need to wear eyeglasses or contact lenses.

      Physicians associated with Vista's operating subsidiaries to date have focused primarily on PRK treatment to correct low and mild myopia. Vision care professionals associated with Vista and its operating subsidiaries are also trained in other LVC procedures, establish medical and operational standards relating to LVC Services and train other ophthalmologists and optometrists.

      EXCIMER LVC SYSTEMS AND PROCEDURES

      PRK:     Photorefractive keratectomy ("PRK") is a procedure performed with a excimer laser system to treat primarily nearsightedness. When performing PRK with the excimer laser, the ophthalmologist determines the exact correction required (which is measured by the same type of examination used to prescribe eyeglasses or contact lenses) and programs the correction into the system's computer. The ophthalmologist removes the thin surface layer of the cornea (the epithelium) and positions the patient for the laser procedure. The average PRK procedure consists of approximately 150 laser pulses, each of which lasts several billionths of a second over a period ranging for 15 to 40 seconds. Cumulative exposure to the laser light is less than one second. The entire procedure, including patient preparation and post-operative dressing, generally lasts no more than thirty minutes.

      Following the PRK procedure, the ophthalmologist may prescribe topical pharmaceuticals to promote corneal healing and to alleviate discomfort. A series of patient follow up visits is scheduled with the ophthalmologist or an optometrist to monitor the corneal healing process, to verify that there are no complications and to test the correction achieved by the PRK procedure.

      Patients undergoing PRK generally experience discomfort for approximately 24 hours, and blurred vision for approximately 48 to 72 hours after the procedure. Although most patients experience improvement in uncorrected vision within a few days of the procedure, it generally takes from two to six months for the correction to stabilize and for the full benefit of the procedure to be realized. An individual typically has one eye treated in a session, with the second eye treated three to six months thereafter.

      Although a patient usually experiences a substantial improvement in clarity of vision within a few days following the PRK procedure, it generally takes from two to six months for the full benefit of the procedure to occur. The PRK procedure is used primarily to correct the vision of patients with myopia (or nearsightedness) ranging from -1.5 to up to -7.00 diopters, although the PRK procedure has also been performed in foreign countries on higher diopter nearsighted and, occasionally, farsighted and astigmatic patients. Approximately 90% of all myopic patients are nearsighted up to -6.00 diopters and use of the PRK procedure to correct the vision of nearsighted patients of up to -6.00 diopters therefore has received the greatest degree of testing.

      LASIK:     Laser assisted in situ keratomileusis ("LASIK") is a
procedure performed with an excimer laser system primarily to treat extreme cases of myopia. LASIK, although a more unusual and delicate surgical procedure than PRK, offers advantages in that the epithelium is not touched by the laser and therefore promotes quicker healing. The ophthalmologist uses a microkeratone to open a flap on the surface of the cornea, laser energy is used to ablate corneal cells on the exposed surface, and the flap is then
folded back into place.   Glare and central islands are practically
non-existent after LASIK since ablation occurs in the stroma layer (under the surface epithelium layer). Due to the corneal flap, subsequent retouches are facilitated with minimal recovery time.

      LASIK may be more predictable in treating high levels of myopia, but the LASIK procedure not been specifically approved in the United States by the FDA. Nevertheless, Vista believes that certain physicians in the U.S. are performing LASIK procedures. The FDA has cautioned eye care professionals in the U.S. to advertise and promote the use of FDA approved lasers only within the scope of their FDA approved use, i.e. currently for PRK and PTK.

      PTK:     Phototherapeutic keratectomy ("PTK") is a procedure performed with the excimer system to treat corneal pathologies. In this procedure, submicron layers of tissue are ablated from the surface of the cornea in order to remove diseased, scarred or sight-inhibiting tissue. The goal of PTK is not necessarily to cure the corneal pathology, but to alleviate symptoms associated with the pathology. The FDA granted pre-market approvals for use in the United States of PTK procedures with Summit excimer laser equipment in February 1995 and for VISX equipment in October 1995.

      OTHER:     Excimer lasers may also be used to treat glaucoma by a
procedure known as Partial Excimer Traheculectomy ("PET").   The PET procedure
involves the use of the excimer laser to create a penetrating filter through the scleral tissue (the tough, fibrous tissue covering all of the eye except the cornea), which causes the permeation of fluids from within the eye, thus reducing pressure levels. Vista believes that one laser manufacturer has received an Investigational Device Exemption from the FDA to conduct clinical trials for the PET procedure in the United States.

      HOLMIUM LVC SYSTEMS AND PROCEDURES

      LTK:     Another recently developed LVC technology is the holmium laser system. The holmium system delivers high intensity pulses of infra red light to an eye by means of a fiber optic cable and a single-use, hand-held probe that directly contacts the eye at the exact spots chosen by the ophthalmologist. Vista is aware of two manufacturers that have developed holmium laser systems. Vista believes that both of those companies are in the process of conducting clinical trials for the FDA to demonstrate the safety and efficacy of the holmium laser to perform laserthermal keratoplasty
("LTK").   LTK is a refractive procedure performed to treat farsightedness and astigmatism in which peripheral corneal tissue is thermally shrunk, causing the central portion of the cornea to steepen.

      LS:     Laser Sclerostomy ("LS") is a surgical procedure performed with the holmium system to treat the symptoms of glaucoma by making an opening in the front chamber of the eye. Summit has received FDA pre-market approval to sell its holmium system in the U.S. for treatment of glaucoma.

      OTHER LASER SYSTEMS

      Vista is aware of three companies that have reportedly developed solid state lasers, ophthalmic laser surgical systems that apply a beam of high intensity light to remove tissue from the inside, as opposed to the surface of, the cornea. Solid state lasers are designed to ablate tissue inside the cornea without violating the cornea's surface by computer guiding the laser beam to the inner corneal tissue and vaporizing the targeted tissue. Solid state lasers have not been approved for use in the United States and the Company believes these systems are still in the development stage.

BUSINESS OF VISTA

      Vista's LVC Services are conducted by three operating subsidiaries, Vista Vision S.p.A. based in Italy ("Vista-Italy"), Vista Vision Scandinavia A.B. based in Sweden ("Vista-Sweden"), and Vista Laser Centers of the
Southwest, Inc. based in Arizona ("Vista-Southwest").   European operations of
Vista-Italy and Vista-Sweden are operated under the trade name and style of Vista Vision(SM) centers and North American operations are currently conducted under the trade name and style of Icon Vision Laser Centers(SM).

      As of March 31, 1997, Vista owned approximately 74.73% of Vista-Italy which operates three LVC centers in Italy; 100% of Vista-Sweden which operates two LVC centers in Sweden; and 94% of Vista-Southwest which operates one
center in Arizona.   All of these LVC facilities operated for the full fiscal
year ended March 31, 1997 except that the Arizona center was established in May 1996 and one of the Italian centers was opened in July 1996. A center formerly operated by a joint venture subsidiary in England was closed in June 1995 and Vista-Italy discontinued its Pisa center in May 1996.

      The following chart summarizes certain information as to the number of LVC surgical procedures performed at Vista's operating subsidiaries for the periods indicated:

                                               Fiscal Year Ended March 31,
                                               ---------------------------
                                                1997       1996      1995
                                               ------     ------    ------
Italy  (Note a) .............................   1,663      1,367       911
Sweden  (Note b) ............................   1,139        658       524
United States  (Note c) .....................     373         --        --
                                                -----      -----     -----
Totals.......................................   3,175      2,025     1,435
                                                =====      =====     =====

___________________________________
(a) Represents three centers, including the Milan Center opened in 1992, a Rome Center opened in January 1995 and the Palermo Center opened in July 1996. Does not include procedures at a center in Pisa closed in May 1996 or an abandoned joint venture for a center in Viareggio to replace the Pisa center.

(b) Represents two centers, the Stockholm center purchased in June 1994 and the Malmo center opened in August 1995.

(c)   Represents a center in Arizona opened in May 1996.

      REVENUE RECOGNITION

      Vista's operating subsidiaries derive revenues by billing physicians at the time of equipment use, with such fees normally based upon a negotiated fixed fee per LVC procedure or a negotiated percentage of the gross procedure fees charged to patients by the physician. Physicians generally charge patients for their services on gross procedure fee basis (each eye and the related pre-operative and post-operative care and any corrective adjustment representing one procedure), and the gross procedure fee is required by law to be established by the health care professional. However, to insure recovery of estimated costs of operations and a reasonable margin, Vista's prior consent is required if the physician desires to charge less than a stated minimum gross procedure fee where Vista's revenue is based upon a percentage of that fee as opposed to a fixed amount.

      The gross procedure fee is generally defined to include all charges to the patient for services of one or more professionals to perform an LVC procedure for one eye, which typically includes professional services for the procedure, post-operative care and re-operative care procedures, if required, plus all charges to the patient for equipment use, medical supplies and related items. The gross procedure fee is influenced by various factors such as competitive pricing for LVC procedures in the relevant market, the experience of the physician and by special requirements for each patient's condition. Generally speaking, gross procedure fees charged by professionals for PRK treatment currently range from approximately $1,400 to $1,600 per eye in the United States and from approximately $1,000 to $1,750 per eye in Europe, although there can be no assurance these levels will be maintained for the long term.

      Fees charged in turn by Vista to individual physicians may vary depending upon the skill and experience of the physician, the volume of his or her anticipated use of LVC equipment and services offered by Vista, the individual policies of each operating center and competitive conditions in the local market. Such policies and methods may be changed from time to time, which could adversely affect the amount of revenues generated.

      During the fiscal year ended March 31, 1997, revenues payable to Vista-Italy and Vista-Sweden generally averaged $900 and $1,750 per procedure, respectively, and most of these fees were based on a fixed fee per procedure basis. Certain operating expenses of Vista-Italy and Vista-Sweden under cooperative agreements for use of facilities and equipment use are in turn based upon the number of procedures performed. Generally, the average per procedure fees realized by Vista in Italy and Sweden during the fiscal year ended March 31, 1997 were approximately 10% above the average per procedure fees earned in the prior fiscal year.

      Fees payable to Vista-Southwest during the fiscal year ended March 31, 1997 generally ranged from $750 to $1,000 per procedure and were based on a percentage, typically 60%, of the gross procedure fee charged by the physician.

      Payment is usually collected in cash or by credit card before the procedure is performed; however certain of Vista's European operations commenced a program during 1996 to offer extended payment terms if the patient's credit is approved.

      Health insurance providers generally consider LVC procedures to be elective surgery and do not provide insurance or other third-party reimbursement.

      RELATIONS WITH PROFESSIONALS

      Vista maintains consulting arrangements with certain professionals experienced in LVC care to advise Vista as to current developments in surgical procedures and technology developments, establishing ethical and operating standards and for assistance in training other health care professionals.

      Dr. J. Charles Casebeer, formerly a director of Vista, acts as a consultant to Vista's Vista-Southwest subsidiary operations (see "Other Vista-Southwest Transactions with Affiliates" below).

      LVC EQUIPMENT

      Vista is not involved in the research, development or manufacture of refractive laser systems, and is dependent on unrelated manufacturers for the supply of laser equipment and systems. Vista believes there are four U.S. companies that have conducted or are conducting clinical trials with excimer lasers for refractive surgery: in addition to Summit and VISX, these include
Chiron Corp. and LaserSight Incorporated.   Summit and VISX have received FDA
pre-market approval to commercially sell and market in the United States their excimer lasers for PRK treatment of low and mild myopia and for PTK procedures.

      The current cost of an excimer laser ranges from approximately $475,000 to $525,000, plus sales tax. For laser equipment purchased from VISX or Summit, the manufacturer generally requires an additional royalty equal to $250 per PRK procedure to be paid to Pillar Point Partners, a partnership between VISX and Summit that holds certain patent rights with respect to their excimer laser technology. The purchase price typically includes a one or two year warranty on all parts except the optics (mirror and glass components) which generally carry a 30-day warranty. Annual maintenance and service fees are contracted for separately at the time of purchase and range from approximately $40,000 to $60,000 per year, but these estimates may vary with usage. Due to the equipment cost, Vista believes that most ophthalmologists interested in LVC surgery will not be able or willing to purchase a laser, seek financing for the purchase and/or arrange for required maintenance of the laser equipment.

      Vista's European subsidiaries currently own or lease and maintain five VISX excimer lasers. Vista-Southwest leases a VISX excimer laser. The Company has one laser in storage due to newer technology, the cost of which was written off in the fiscal year ended March 31, 1996 in the amount of $446,636 for the impairment of an idle asset.

      MARKET POTENTIAL FOR LVC SERVICES

      It is estimated that in excess of 100 million people in the U.S., and a much larger number worldwide, use eyeglasses or contact lenses to correct common vision disorders, with over 60 million of these individuals suffering from nearsightedness. U.S. consumers spent an estimated $13.8 billion in eyeglass and contact lens purchases in 1993. While excimer laser procedures can treat people who are farsighted or are astigmatic, both the existing technology and application for regulatory approvals for those uses are in an earlier stage than for use of excimer lasers for treatment for nearsightedness.

      Refractive disorders generally are corrected with conventional methods such as eyeglasses and contact lenses. Alternative treatments for permanently reshaping the cornea to relieve nearsightedness, farsightedness and astigmatism include surgical methods, the most popular of which has been RK, discussed earlier in this Report. RK is used primarily to correct nearsightedness, but is known to have potential limitations such as:
(i)weakening the cornea, (ii) potential for infection and (iii) producing inconsistent visual correction results. However, RK procedures are generally
substantially less expensive than LVC procedures.   Vista believes that the
market potential for alternative refractive care utilizing excimer laser systems is commercially significant. Many eyeglass or contact lens wearers are potential candidates for laser refractive surgery. Generally speaking, Vista believes that younger persons are more apt to elect refractive surgery than older people who have become accustomed to eyeglasses or contact lenses over an extended period. However, the degree to which Vista's LVC Services can penetrate the potential market for vision correction will depend on a variety of factors including, but not limited to, medical and public acceptance of laser vision correction procedures and alternative technologies. None of these factors is under the immediate control of Vista nor is any predictable at this time.

      FDA PRE-MARKET APPROVAL OF LVC EXCIMER SYSTEMS

      Excimer laser systems are regulated as medical devices by the United States Food and Drug Administration ("FDA") and require pre-market clearance or pre-market approval (referred to as a "PMA") by the FDA prior to commercial sale and use in the U.S. Medical devices in the U.S. are classified into one of three classes on the basis of the controls deemed necessary by the FDA to reasonably ensure safety and effectiveness. Class III devices, which include medical lasers, generally are those which must receive PMA by the FDA to ensure their safety and effectiveness and include, among other devices, new devices which have been found not to be "substantially equivalent" to existing legally marketed devices.

      A PMA application must be supported by valid scientific evidence which typically includes extensive preclinical and clinical trial data to demonstrate the safety and effectiveness of the device. If human clinical trials of a device are required, and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or distributor of the device) will have to file an Investigational Device Exemption ("IDE")application prior to commencing human clinical trials. The IDE application must be supported by data, typically including results of animal and laboratory testing. If the IDE application is approved, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA.

      A PMA application must contain the results of clinical trials, the results of all relevant bench tests, laboratory and animal studies, a complete description of the device and its components, a detailed description of methods, facilities and controls used to manufacture the device and certain other information. FDA review of a PMA application generally takes one to two years from the date the PMA is accepted for filing, but may take significantly longer. The review time is often significantly extended by the FDA asking for more information, including additional clinical trials for clarification of information provided in the submission. When conditions have been fulfilled to the satisfaction of the FDA, it will issue a PMA approval letter, authorizing commercial distribution of the device for certain applications.
If the FDA's evaluation is not favorable, the FDA will deny approval of the PMA application or issue a "not approvable letter". There are devices for which FDA approval has been sought which have never been approved for marketing in the U.S. The FDA may approve a device for some procedures but not others, or for certain classes of patients and not others. Modifications to a device that is an approved PMA also may require approval by the FDA of PMA supplements or new PMAs.

      SAFETY AND EFFICACY

      The first PRK procedure for the treatment of nearsightedness using an excimer laser system was performed in 1989, and the first PTK procedure for the treatment of a corneal pathology using an excimer system was performed in 1988. A large majority of PRK and PTK procedures to date have been performed only since 1990. PRK to correct myopia has been performed in at least 35 countries outside the U.S. prior to 1996.

       Some potential medical risks have been identified in connection with the use of LVC surgery and there may be other risks which will not be known until the procedure has been more widely used and monitored over an extended period of time.

      Possible concerns with respect to the safety and efficacy of LVC excimer laser systems for refractive surgery include predictability and stability of results and potential complications, such as modest decreases in best corrected vision and side effects from PRK, PTK, LASIK and LTK. Other possible effects include postoperative discomfort; corneal haze during healing (an increase in the light scattering properties of the cornea); glare/halos (undesirable visual sensations produced by bright lights); decrease in contrast sensitivity (diminished vision in low light); temporary increases in intraocular pressure in reaction to post procedure medication; modest fluctuations in astigmatism and modest decreases in best corrected vision (i.e., with eyeglasses); unintended over or under corrections; instability, reversal or regression of effect; corneal scars (blemishing marks left on the cornea); corneal ulcers (inflammatory lesions resulting in loss of corneal tissue); and corneal healing disorders (compromised or weakened immune system or connective tissue disease which causes poor healing).

      Summit has reported that two year follow-up data accumulated by Summit during its Phase III PRK clinical trials indicate all of the individuals undergoing PRK experienced an improvement in visual acuity without corrective eyewear. Prior to PRK, 95% of the eyes in this group were 20/200 or worse. Of the eyes treated, approximately 91% improved to 20/40 or better, the legal requirement to obtain a driver's license in most states without corrective eyewear, while the remaining 9% experienced improved vision without corrective eyewear, but still required corrective eyewear to achieve 20/40 vision or better.

      GOVERNMENTAL REGULATION

      The manufacturing, labeling, distribution, marketing and promotion of medical devices such as excimer lasers to which Vista and its affiliated companies provide access are subject to extensive and rigorous government regulation in the United States and in certain other countries.

      Excimer lasers in the United States are required to be the subject of an approved PMA application. Summit and VISX have received approval of PMA applications for use of their excimer lasers in PRK and PTK procedures for the treatment of low to mild myopia. There can be no assurance that FDA approval will be received by equipment manufacturers for use of PRK for other refractive disorders, such as extreme myopia, astigmatism and hyperopia (farsightedness) or that other LVC procedures, such as LASIK, will ever be approved by the FDA. Failure to receive such approvals could have the effect of limiting the market for LVC procedures in the United States.

      Users of medical devices in the United States are subject to continuing FDA obligations. Medical devices are required to be manufactured in accordance with regulations setting forth current Good Manufacturing Practices ("GMP"), which require that devices be manufactured and records be maintained in a prescribed manner with respect to manufacturing, testing and control activities. It is the FDA's view that with respect to excimer lasers, users, as well as manufacturers, are required to comply with FDA requirements with respect to labeling and promotion. The Medical Device Reporting regulation adopted by the FDA would require that the user provide information to the FDA whenever there is evidence to reasonably suggest that one of its devices may have caused or contributed to a death or serious injury, or that there has occurred a malfunction that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. Users of medical devices are subject to periodic inspections by the FDA. Failure to comply with applicable FDA requirements could subject one or more Regional Joint Ventures subject to FDA regulation in the United States to enforcement action, including product seizures, recalls, withdrawal of approvals, and civil and criminal penalties, any one or more of which could have a material adverse effect.

      Medical device laws and regulations are also in effect in Europe and other foreign countries. These range from comprehensive device approval requirements to requests for product data or certifications. The number and scope of these requirements are increasing. The failure of Vista's European operating subsidiaries to comply with applicable foreign medical device laws and regulations may have a material adverse effect on the Company's business.

      Federal, state and foreign laws and regulations regarding the manufacture and marketing of medical devices are subject to change. For example, the FDA is currently considering significant changes to its GMP and to other regulations. Vista cannot predict what impact, if any, such changes might have on its business.

      The operations of Vista's subsidiaries are also subject to extensive rules and regulations, both in the United States and foreign countries at the federal, provincial, state and local level, affecting the health care industry and the delivery of health care. These include laws and regulations prohibiting the practice of medicine and optometry by persons not licensed to practice medicine or optometry, prohibiting the unlawful rebate or unlawful division of fees and limiting the manner in which prospective patients may be solicited.

      Current regulatory requirements and restrictions that relate to corporate entities involved in the ownership and operation of healthcare facilities include prohibitions against: the corporate practice of medicine except by an entity owned by healthcare professionals and/or wherein the professionals exercise control over medical judgments; patient referrals by healthcare professionals (including ophthalmologists and optometrists) to a facility owned or compensated by such referring professional (either generally, or sometimes by defining such payments as "kick backs"); and "fee splitting" between healthcare professionals and corporate entities. Other laws in both the United States and foreign countries specifically regulate the nature and compensation provisions of employment or management relationships that healthcare professionals may have with a corporate-owned facility, may affect the form of business entity to be utilized, may limit payments either to the entity or to healthcare professionals to the "fair market value" of their contributions, or affect the manner of marketing the service performed at the healthcare facility. Additional regulations in some jurisdictions also now affect, or in the future may affect, the administration and use of LVC Services, including requirements for certificates of need and/or other licensing and registration of medical equipment.

      Laws and regulations affecting the manner in which LVC Services may be marketed, administered or compensated for vary significantly from jurisdiction to jurisdiction. In some instances these laws and regulations are ambiguous, and sometimes regulators fail to provide adequate guidelines. Vista believes that its operating subsidiaries have adopted strategies that enables each of them to offer and administer LVC Services in compliance with applicable regulatory requirements in their areas of operations. However, federal, state and foreign regulatory attention may continue to be directed to the practice of medicine, and any changes in applicable law or regulations, or in governmental agency and judicial interpretations of such laws and regulations, could cause one or more of these strategies currently in compliance with applicable laws to cease to comply.

      The use of excimer lasers and other medical equipment is also subject to numerous government laws and regulations relating to such matters as safe working conditions, environmental protection, fire hazard control and disposal of potentially hazardous substances.

      INSURANCE AND INDEMNIFICATION

      Health insurance providers in the United States generally consider LVC procedures to be elective surgery and do not provide insurance reimbursement. In other countries, reimbursement programs vary by country and region, and reimbursement is not generally available for locations at which Vista's European subsidiaries currently operate.

      Use of laser systems by health care professionals using laser equipment and other LVC Services may give rise to claims against Vista or its affiliates by persons alleging injury. Vista's subsidiaries generally do not currently have malpractice liability insurance due to limited capital resources.

      Vista believes that claims alleging defects in laser systems will be covered by manufacturers' warranties and the manufacturer's product liability insurance, and that Vista and its affiliates could take advantage of such insurance by adding such suppliers to potentially adverse lawsuits. There can be no assurance that laser suppliers will carry product liability insurance or that any such insurance will be adequate to protect Vista.

      Generally speaking, the policy of Vista's operating subsidiaries and Regional Joint Ventures are to require that ophthalmologists who perform laser procedures by use of LVC equipment maintain their own professional liability insurance. There can be no assurance that such insurance will be adequate to cover claims asserted against Vista, in which event Vista's business may be materially adversely affected.

      PROPRIETARY RIGHTS

      Vista has no licenses, patents, registered trademarks or registered copyrights. Vista's U.S. operations have adopted the service mark" Icon Vision Laser Centers"(SM) and its European operating subsidiaries conduct business under the name of "Vista Vision"(SM).

      COMPETITION

      The vision care industry is extremely competitive and includes numerous companies that are substantially larger than Vista and have greater financial, marketing and technical resources. Vista believes principal competitive factors affecting revenues include market acceptance of LVC procedures by both patients and vision care professionals, performance, success relative to alternative refractive correction methods, pricing, regulatory requirements, quality of equipment and convenience to the patient and physicians, some of which are factors beyond Vista's control.

      Vista competes with other surgical and non-surgical forms of treatments for refractive disorders, including eyeglasses, contact lenses, manual refractive surgery (such as RK), corneal transplants and possibly other new technologies currently under development. Continued use of eyeglasses and contact lens are expected to be the most popular methods of treating refractive vision disorders due to low immediate cost and the avoidance of surgery.

      The market for access to excimer lasers is highly competitive and the Company competes in its various geographic markets with other businesses formed since 1990 offering similar access to LVC equipment and services in Europe, Canada and the United States. These competitors are pursuing a variety of business and marketing strategies, such as marketing directly to consumers through optical chains or affiliating with hospitals or physician group practices. Other companies which currently provide access to laser equipment include: Beacon Eye Institute Inc.; Refractive Centers International, Inc.; Vision International, Inc.; Laser Vision Centers, Inc.; Global Vision, Inc.; Sight Resources, Inc.; Sterling Vision, Inc.; The Laser Centre; 20/20 Laser Centers, Inc.; and LCA Vision, Inc. Additional competition also exists or may develop from hospital affiliated groups, physician group practices and private ophthalmologists electing to purchase refractive laser systems, some of whom are believed to operate equipment for which royalties are not payable to a laser manufacturer.

      The ability of Vista and its Regional Joint Ventures to compete successfully may also depend in the future on their ability to adapt to technological changes and advances in the treatment of refractive vision disorders. There can be no assurance that, as the market for excimer laser surgery and other treatments of refractive disorders develops, that equipment owned and/or leased by Vista and its affiliates will not become obsolete, and if this occurs, there can be no assurance that Vista will be able to secure new equipment to allow Vista and its affiliates to compete effectively.

FORMER INVESTMENT OF VISTA IN TECHNICAL CHEMICALS AND PRODUCTS, INC.

      As part of an agreement between Vista and ACE generating additional financing for Vista in March 1996, Vista received 200,000 restricted shares of Technical Chemicals and Products, Inc. ("TCPI") common stock from ACE's predecessor at a value of $2,662,500, or $13.31 per TCPI share. TCPI's common stock is publicly-traded in The Nasdaq Stock Market under the trading symbol TCPI. At the time this transaction was completed, shares of TCPI acquired by Vista were restricted as to resale under federal securities laws and were valued for financial statement purposes at a 25% discount from the public market price.

      TCPI filed a registration statement on Form S-3 to register certain shares of TCPI common stock, including the 200,000 shares owned by Vista. The resale of these shares pursuant to such registration was subject to a lock-up agreement. Under that lock-up, Vista agreed it would not sell, contract to sell, grant any option for the sale of, or otherwise directly or indirectly dispose of Vista's shares of TCPI common stock during the period expiring 180 days following the closing of a public offering of securities by TCPI on May 2, 1996 without the prior consent of the representative of the underwriters of TCPI's public offering. Vista sold most of its TCPI Shares in late November 1996 at prices ranging from $7.50 to $8.00 per share.

TRANSACTIONS RELATING TO VISTA-SOUTHWEST AND AFFILIATES

      FINANCING AND OTHER TRANSACTIONS INVOLVING VISTA-SOUTHWEST AND VISTA

      In March, 1996, Vista issued 250,000 shares of its common stock with an estimated value of approximately $270,500 at the date of issuance as a subscription to 350,000 shares of Series B convertible preferred stock in Vista-Southwest. Effective July 18, 1996, Vista also acquired rights to 100,000 Vista-Southwest Series A preferred shares from Refractive

Services-800, Inc., a third party, in exchange for 100,000 shares of Vista's common stock with an estimated value of approximately $99,000 at the date of issuance. A proxy to vote Vista's preferred shares in Vista-Southwest was granted by Vista to Vista-Southwest's operating management and their affiliates. During the period from January 1996 to September 30, 1996, Vista also advanced loans of $383,634 to Vista-Southwest used to finance a portion of Vista-Southwest's requirements for operations, acquisition of equipment and facilities, and a planned public offering of its securities.

      Vista subsequently elected to convert all of its rights to 450,000 shares of Vista-Southwest preferred stock into 450,000 shares of Vista-Southwest common stock, and Vista-Southwest management and their affiliates released the right to vote such shares by proxy.

      On October 1, 1996, Vista and Vista-Southwest agreed to extinguish Vista's account receivable of $383,634 for prior advances to Vista-Southwest in exchange for the transfer to Vista of 250,000 shares of Vista common stock then owned by Vista-Southwest. This transaction increased Vista's net investment in Vista-Southwest by $145,634. As of March 31,1997, Vista had advanced an additional $210,846 to Vista-Southwest as additional investment in Vista-Southwest common stock.

      As of October 1, 1996, Vista agreed to purchase a $100,000 Vista-Southwest promissory note and 10,000 Vista-Southwest Class B warrants exercisable at $4.00 per share until March 31, 1999 from Atlantic Central in exchange for a $100,000 note payable by Vista to Atlantic Central. The Company concurrently agreed with Vista-Southwest to surrender the $100,000 Vista-Southwest note for cancellation in exchange for 100,000 shares of Vista-Southwest common stock effective October 1, 1996.

      As a result of these transactions, Vista owned 550,000 shares of Vista-Southwest common stock, representing 94% of the Vista-Southwest outstanding capital stock as of March 31, 1997, before giving effect to shares Vista may acquire as a result of additional advances by Vista to Vista-Southwest after October 1, 1996. Vista advanced $210,846 to Vista-Southwest during the period from October 1996 through March 31, 1997 and an additional $120,000 during the period from April 1997 through May 30, 1997.

      Vista-Southwest abandoned a proposed initial public offering in late 1996 and abandoned a proposed private placement offering in May 1997. As such, the ability of Vista-Southwest to sustain its operations will be dependent upon additional advances from Vista and/or its controlling stockholder, Atlantic Central, until such time as Vista-Southwest achieves sufficient cash flow from internal operations or additional capital from third parties to support its working capital requirements, as to which there can be no assurance.

      OTHER VISTA-SOUTHWEST TRANSACTIONS WITH AFFILIATES

      In addition to investments in Vista-Southwest by Vista, Vista-Southwest since its inception through March 31, 1997 has sold to management and their affiliates and to certain physicians associated with Vista-Southwest a total of 35,000 shares of Vista-Southwest common stock at $1.00 per share ($35,000) and 315,000 Class A warrants at $0.10 per warrant ($31,500), exercisable at $1 per share expiring on the earlier of May 15, 2000 or upon a merger of sale of Vista-Southwest's business approved by a majority of its stockholders. Vista-Southwest also received $25,000 from the sale of units to an unaffiliated third party consisting of a $25,000 in principal amount of an 11% convertible note and 2,500 Vista-Southwest Class B common stock purchase warrants exercisable at $4 per share expiring on March 31, 1999. Vista-Southwest subsequently redeemed the units issued to this unaffiliated third party for $25,000 plus interest.

      Dr. J. Charles Casebeer, a former director of Vista from February 1996 to September 23, 1997, has served as Chairman of the Board and a director of Vista-Southwest since its inception in early 1996. A corporate affiliate of Dr. Casebeer owns 17,031 shares of Vista-Southwest common stock and Class A warrants to purchase up to 153,279 additional Vista-Southwest common shares at an exercise price of $1.00 per share expiring on the earlier of May 15, 2000 or upon a merger of sale of Vista-Southwest's business approved by a majority of its stockholders.

      Vista-Southwest entered into a Consulting Agreement dated as of July 1,1997 with Dr. Casebeer under which he agreed to provide consulting services, attend and participate in LVC care presentations and seminars with medical professionals and medical groups, manage training and education seminars, and render services concerning the establishment of ethical standards and procedures at care facilities. Vista paid consulting payments of $5,000 per month to Dr. Casebeer under this agreement until he resigned as a Vista director in October 1997. Dr. Casebeer is also entitled to receive separate compensation as an officer of Vista-Southwest and from his patients for performing LVC procedures and rendering other medical services to his patients.

      Vista-Southwest entered into an Asset Purchase and Lease Assumption Agreement with a corporate affiliate of Dr. Casebeer dated January 30, 1996 and amended on July 8, 1997 (the "Asset Agreement"). Under the Asset Agreement, Vista-Southwest agreed to purchase an excimer laser system and office equipment from Dr. Casebeer's corporate affiliate for a purchase price of $75,000 in cash, a $96,591 promissory note with annual interest at 8%originally due May 31, 1996, and the assumption of outstanding obligations under an equipment lease on the laser, including future lease payments not to exceed $328,409. Vista subsequently replaced this laser with newer technology resulting to a charge to Company's statement of operations in the
amount of $446,636 for the impairment of an idle asset.   As of March 31,1997,
$80,000 of the note payable to Dr. Casebeer's affiliate for $96,591 had been paid and the remaining unpaid balance has been forgiven.

      Vista-Southwest also assumed real estate obligations for the lease of its facilities in Scottsdale, Arizona from a corporate affiliate of Dr.Casebeer as of February 1, 1996. This lease expires on December 31, 1997 and currently provides for the lease of approximately 3,254 square feet at a rental of $4,699 per month. Vista-Southwest permits Casebeer-Hale International, Inc., an affiliate of Dr. Casebeer, free use of these facilities in connection with their medical practice. Dr. Casebeer compensates Vista-Southwest for use of its LVC equipment and services on substantially the same basis as are charged by Vista-Southwest to other physicians.

SUSPENSION OF NORTH AMERICAN EXPANSION PROGRAM AND OTHER RECENT TRANSACTIONS

      Vista developed a business strategy in June 1995 to expand its LVC Services business in North America by organizing and sponsoring separate corporations as regional enterprises (the "Regional Joint Ventures") in which Vista would obtain an equity interest and long-term fee-based consulting arrangements. Vista planned to seek affiliations for each of its Regional Joint Venture subsidiaries with experienced LVC eye care professionals; each Regional Joint Venture would be expected to seek third-party financing with Vista's assistance to provide equipment and other LVC support services to vision care professionals in targeted regional markets operating under the name "Vista Laser Centers" (subsequently changed to "Icon Vision Laser Centers").

      To date, Vista-Southwest is the only Regional Joint Venture sponsored by Vista which is operating an active business and in which Vista owns an equity interest. Due to former management's inability to obtain additional financing from third parties, negotiations to affiliate Vista with physicians and acquire existing facilities at three locations in Canada, together with proposed third-party financing activities, have been abandoned and Vista has disposed of its investment in another enterprise formed to develop the Northern California market. Accordingly, there are two Regional Joint Venture entities owned by Vista which currently have no business operations (Vista Laser Centers of Michigan, Inc. and Vista Laser Centers of the Northwest,

Inc.) and Vista has disposed of all of its interest in two other Regional Joint Ventures entities then doing business as Vista Laser Centers of the Northeast and Vista Laser Centers of the Pacific.

      From July 1995 through May 1996, a foreign corporate investor, Refractive Services 800, Inc., invested $520,000 in seed capital for preferred shares in five Regional Joint Ventures formed by Vista to finance initial organizational expenses and costs of negotiating agreements with vision care physicians and seeking additional financing. Vista also made equity investments in these five Regional Joint Ventures by issuing shares of Vista common stock to such entities in exchange for additional preferred shares of the Regional Joint Venture. On July 18, 1996, Vista acquired the equity interest owned by Refractive Services-800, Inc. in the five Regional Joint Ventures in exchange for 520,000 shares of Vista common stock. All of the preferred shares owned by Vista in each Regional Joint Venture were later converted by Vista into common stock of the respective Regional Joint Venture. Shares of Vista common stock issued to Regional Joint Venture entities other than Vista Laser Centers of the Northeast subsequently were reacquired by Vista.

      As to the four Regional Joint Ventures for which Vista has either abandoned acquisition and related third-party financing negotiations and/or disposed of its interest, all of Vista's net investments of $1,934,171 in such enterprises were written off during the fiscal year ended March 31, 1997. Vista remains contingently responsible as a guarantor of real estate and equipment financing obligations for two of such entities in the aggregate amount of approximately $3,035,000 at March 31, 1997 (see Notes 7(d) and 7(e) of the Notes to Consolidated Financial Statements at March 31, 1997) and Vista holds $260,800 in note receivables from the Pacific entity.

      Vista's management intends to reactivate a strategic expansion plan if a debt compromise plan with Vista's creditors is proposed and accepted and if significant additional capital is obtained; there can be no assurance that Vista will be successful in accomplishing either of these objectives. Pending further developments, Vista has been advised that its controlling stockholder, Atlantic Central, plans to pursue a strategic plan of negotiating to acquire or develop Regional Joint Ventures in the United States for laser vision correction facilities and services. Vista has been advised that if ACE can successfully implement a strategy of North American expansion in the field of laser vision correction, it anticipates that Vista will be provided the right to acquire such operations at ACE's cost if Vista completes a debt compromise plan with its creditors and if significant additional capital is obtained.

Transactions that occurred with respect to four Regional Joint Ventures abandoned or disposed of by Vista are summarized as follows:

      INVESTMENT IN VISTA LASER CENTERS OF MICHIGAN, INC.

      In November 1995, Vista issued 200,000 shares of its common stock at an estimated value of $217,600 in exchange for 200,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers of Michigan, Inc. ("VLC-Michigan"). Effective July 18, 1996, Vista also acquired 100,000 VLC-Michigan Series A preferred shares from Refractive Services-800, Inc. in exchange for 100,000 shares of Vista's common stock with an estimated value of approximately $99,000 at the date of issuance. Vista subsequently elected to convert all 300,000 shares of VLC-Michigan preferred stock into 300,000 shares of VLC-Michigan common stock.

      VLC-Michigan filed documents for a proposed initial public offering in early 1996 that was abandoned in late 1996 following a determination that VLC-Michigan securities would not be approved for listing on The Nasdaq SmallCap Market. During December 1996, negotiations for VLC-Michigan to acquire an existing laser vision correction services business based in Windsor, Ontario, and to enter into related agreements with affiliates of the physician who owned the Windsor business, were terminated. VLC-Michigan accordingly refunded stock subscriptions previously received from affiliates of that physician. Vista also caused 200,000 shares of Vista's common stock owned by VLC-Michigan to be exchanged for the redemption of 200,000 shares of VLC-Michigan common stock then owned by Vista and Vista agreed to assume responsibility for refunding a $9,500 stock subscription received from Dr. J.Charles Casebeer, a former director of Vista. As a result of these transactions, Vista owns all of the capital stock in VLC-Michigan which is not currently an operating company.

      During the period from March 1996 through October 1996, there were various advances made by Vista to VLC-Michigan for its initial public offering expenses aggregating approximately $84,236 plus approximately $426,600 of advances to finance equipment deposits and operating expenses of the businesses that VLC-Michigan proposed to acquire and develop. In November 1996, $100,000 of such cash advances was repaid to Vista. Vista has attempted to obtain an accounting and/or refund of the remaining $410,800 of such
advances and to date has recovered approximately $108,000.   As of March 31,
1997, the remaining $302,800 receivable has been written off.

      INVESTMENT IN VISTA LASER CENTERS OF THE NORTHWEST, INC.

      In May 1996, Vista issued 500,000 shares of its common stock at an estimated value of $494,500 in exchange for 500,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers of the Northwest, Inc. ("VLC-Northwest"). Effective July 18, 1996, Vista also acquired 100,000 VLC-Northwest Series A preferred shares from Refractive Services-800, Inc. in exchange for 120,000 shares of Vista's common stock with an estimated value of approximately $118,800 at the date of issuance. Vista subsequently elected to convert all 600,000 shares of VLC-Northwest preferred stock into 600,000 shares of VLC-Northwest common stock.

      During October 1996, VLC-Northwest and a corporate affiliate of Dr. Donald G. Johnson, then an officer and director of Vista, terminated negotiations that contemplated the possible future acquisition by VLC-Northwest of an existing laser vision correction services business from Dr. Johnson's corporate affiliate. Dr. Johnson subsequently resigned as Chairman of the Board and a director of Vista in June 1997. VLC-Northwest refunded Dr. Johnson's original cash investment in VLC-Northwest due to the termination of these negotiations. Vista caused 500,000 shares of Vista's common stock owned by VLC-Northwest to be exchanged for the redemption of 500,000 shares of VLC-Northwest common stock then owned by Vista. As a result of these transactions, Vista owns all of the capital stock in VLC-Northwest which is not currently an operating company.

      During the period from August 1996 through November 1996, there were various advances made by Vista to VLC-Northwest for its initial public offering expenses aggregating approximately $73,000 plus approximately $220,000 of advances to finance equipment deposits and operating expenses of the business that VLC-Northwest proposed to acquire and develop. In November 1996, Vista received repayment of $189,016 of such prior advances. During January 1997, Vista paid $4,936 to an affiliate of Dr. Johnson in reimbursement of funds advanced for the account of VLC-Northwest.

      As of March 31, 1997, all of the remaining $73,000 in advances and $96,000 of Vista's equity investment in VLC-Northwest had been written off.

      INVESTMENT IN VISTA LASER CENTERS OF THE PACIFIC, INC.

      In May 1996, Vista issued 500,000 shares of its common stock at an estimated value of $487,850 in exchange for 500,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers of the Pacific, Inc. ("VLC-Pacific"). Effective July 18, 1996, Vista also acquired 100,000 VLC-Pacific Series A preferred shares from Refractive Services-800, Inc. in exchange for 100,000 shares of Vista's common stock with an estimated value of approximately $99,000 at the date of issuance. Vista subsequently elected to convert all its 600,000 shares of VLC-Pacific preferred stock into 600,000 shares of VLC-Pacific common stock.

      To accommodate the request of VLC-Pacific in its efforts for a proposed public offering of its securities, during December 1996 Vista and VLC-Pacific mutually agreed: (i) to terminate a consulting services agreement between Vista and VLC-Pacific; (ii) Vista accepted 500,000 shares of its common stock owned by VLC-Pacific in exchange for the cancellation of 500,000 shares of VLC-Pacific common stock then owned by Vista; and (iii) Vista agreed to accept a 9% promissory note issued by VLC-Pacific in the principal amount of $100,000 for the repurchase of the remaining 100,000 shares of VLC-Pacific common stock then owned by Vista. VLC-Pacific also issued a 9% promissory note in the principal amount of $160,838 to evidence its obligations for repayment of advances in that amount by the Company to VLC-Pacific. Each of the VLC-Pacific promissory notes are due on the earlier of December 31, 1998 or ten days after successful completion of an initial public offering by VLC-Pacific.

      As a result of these transactions, Vista had disposed of all of its equity interest in VLC-Pacific capital stock as of December 31, 1996. The notes receivable from VLC-Pacific are recorded on Vista's consolidated balance sheet at an estimated realizable value of $260,838 as of March 31,1997 and its remaining investment of $171,442 in VLC-Pacific has been written off.

      INVESTMENT IN VISTA LASER CENTERS OF THE NORTHEAST

      In May 1996, Vista issued 450,000 shares of its common stock at an estimated value of $445,500 in exchange for 500,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers Metro Inc., subsequently doing business as Vista Laser Centers of the Northeast ("VLC-Northeast"). Effective July 18, 1996, Vista also acquired 100,000 VLC-Northeast Series A preferred shares from Refractive Services-800, Inc. in exchange for 100,000 shares of Vista's common stock with an estimated value of approximately $99,000 at the date of issuance.

      In January 1997, Vista, ACE's predecessor, VLC-Northeast and certain members of VLC-Northeast operating management and their affiliates entered into a settlement agreement to terminate all relationships between the parties. Vista sold all of its equity investment in VLC- Northeast for the sum of $1.00 and agreed to assign to a non-related entity for the sum of $1.00 all prior advances and loans by Vista to VLC-Northeast in the aggregate amount of $511,460. Vista further agreed: (i) to pay $50,000 as a settlement of prior obligations to VLC-Northeast; (ii) to pay VLC-Northeast an amount equal to $75,000 plus $6,271 in interest accrued on certain promissory notes previously issued by VLC-Northeast to ACE's predecessor (and secured by a pledge of certain shares of Company common stock owned by VLC-Northeast), against the receipt from Atlantic Central of releases in favor of Vista and of all collateral security claims to shares of Vista's common stock owned by VLC-Northeast; (iii) to advance $50,000 to an escrow fund for use by VLC-Northeast under prescribed conditions for expenses relating to its future capital-raising expenses, which advances were to be repaid to Vista in the event VLC-Northeast completed additional debt or equity financings in the aggregate amount of at least $500,000; and (iv) to pay $275,000 (of which $200,000 was to be deposited into an escrow account) from proceeds of a financing of at least $2 million by Vista.

     VLC-Northeast agreed to release its license to use Vista's service marks, to change the name of VLC-Northeast and signage to eliminate use of the "Vista" name by VLC-Northeast (subject to a non-assignable license to VLC-Northeast for use of certain promotional and marketing materials of the Company within the greater Toronto, Ontario area so long as such materials do not use the word "Vista" or Vista's associated logo), and to return for cancellation 450,000 shares of Vista's common stock currently owned by VLC-Northeast at the time all escrow funds were deposited by Vista. Of the $200,000 in funds to be deposited into an escrow account, $50,000 was to be released to VLC-Northeast upon completion of actions necessary for termination of its use of the name "Vista" and Vista's service marks by July 1, 1997, and the remaining $150,000 was to be released to VLC-Northeast at the rate of $25,000 per month, except that any undisbursed escrow funds were to be refunded to Vista in the event VLC-Northeast completed additional debt or equity financings in the aggregate amount of at least $500,000.

      Vista paid $150,000 under the settlement and will be obligated to deposit an additional $275,000 from proceeds of any private placement offering of at least $2 million by Vista. Vista has also agreed to remain obligated as a guarantor of certain equipment lease and premises lease obligations of VLC-Northeast aggregating approximately $1,605,000 as of March 31, 1997, subject to the agreement of VLC-Northeast to use its best efforts to obtain a release of such guarantees in the event of a change in control of VLC-Northeast or should Vista successfully complete a private placement offering of at least $2 million, failing which VLC-Northeast will agree to indemnify Vista for any liabilities incurred as a result of the guarantees.

      As a result of these transactions, Vista did not own an equity interest in VLC-Northeast capital stock and has written off its investments in VLC-Northeast as of March 31, 1997.

      The obligation of VLC-Northeast to return 450,000 shares of the Company's common stock for cancellation was contingent upon Vista's payment of $275,000 from proceeds of a private placement offering of at least $2 million by Vista. Negotiations by Vista to obtain private placement financing pending at the time of its settlement agreement with VLC-Northeast were subsequently abandoned, and VLC-Northeast has claimed that it has no obligation to return the 450,000 shares to Vista.

EMPLOYEES

      ACE's corporate offices, as of February 28, 1998, employ the services of seven employees and consultants who are involved in business development, management, administration and accounting functions of the company. ACE's operating subsidiary, AMO, employs seven people in Palm Harbor, Florida all who are engaged in sales, management and administration of the company. ICON employs one individual for administration purposes and two people in Windsor for the management of a retail optical store.

      Vista's corporate operations as of September 30, 1997 employ the services of four employees and consultants, all of whom serve on a part-time basis and are involved in management, administrative or accounting functions. Vista's operating subsidiaries employ ten persons in Italy, 11 persons in Sweden and five persons in the United States, all of whom are engaged in management or administrative activities. Management believes that the Company's relationship with its employees is satisfactory. Vista plans to engage the services of a new President in the future, but has not yet identified an acceptable candidate for that position.

ITEM 2.     DESCRIPTION OF PROPERTY

      The Company and its subsidiaries do not own any real property. The following table summarizes information as to facilities utilized by Vista and its operating subsidiaries.

                                                     Size and Lease
Location                           Use               Expiration Date
--------------------------         -------------    -------------------------
UNITED STATES FACILITIES:
Vista Technologies Inc.
  Scottsdale, Arizona              Corporate         3,254 square feet;
                                   office            expires December 31, 1997
                                   and LVC Center

EUROPEAN FACILITIES:

Vista Vision SpA:

  Milan, Italy ................    LVC center        430 square feet;
                                                     expires January 2000 (renewed every 3 years
                                                     unless notice given six months in advance)

  Rome, Italy .................    LVC center        1,600 square feet;
                                                     expires November 2000

  Palermo, Italy ..............    LVC center        shared use of facilities under operating
                                                     agreement on month-to-month basis

Vista Vision Scandinavia AB:

  Stockholm, Sweden ...........    LVC center        shared use of facilities under operating
                                                     agreement on month-to-month basis

  Malmo, Sweden ...............    LVC center        shared use of facilities under operating
                                                     agreement with Gustav Adolf Clinic expiring
                                                     on May 15, 1998 renewed every 3 years
                                                     unless notice given 12 months in advance)

       ACE has a monthly rental of $2,000 for office space and facilities in Toronto, Canada at which two of ACE's and one of Vista's executive officers are located. VISTA's principal office in Scottsdale, Arizona is leased by its operating subsidiary at a monthly rental of $4,699 for a term expiring on December 31, 1997.

       The Company and Vista believes that its facilities are in good operating condition and repair and are adequate for their existing requirements. See Note 12 of the Notes to Consolidated Financial Statements elsewhere herein for additional information concerning lease obligations of the Company and Vista.


ITEM 3.     LEGAL PROCEEDINGS

VISTA LITIGATION WITH FORMER EXECUTIVE OFFICERS

      In June 1997, Vista was named as the defendant in a civil action entitled Thomas A. Schultz and Allen J. Simon vs. Vista Technologies Inc., filed in the Superior Court of the State of California, Santa Clara County, case number CV766644. The complaint alleges that Vista breached written employment agreements with each of the two plaintiffs, both of whom were terminated as employees of Vista on March 6, 1997, and seeks damages of $231,073 plus interest and costs for Thomas A. Schultz, damages of $241,902 plus interest and costs for Allen J. Simon, and restoration of stock options previously issued to the plaintiffs under the terms of their employment agreements.

      Vista's written employment agreement with Thomas A. Schultz was dated January 31, 1996 and subsequently amended. Mr. Schultz was elected President and Chief Executive Officer of Vista on February 16, 1996. His employment agreement provided he would be entitled to severance benefits if his employment was involuntarily terminated, other than for cause, death or disability, equal to (i) a lump-sum payment equal to his annual base salary of $175,000, (ii) continuation of insurance benefits for life, health, dental and long-term disability for a period of 12 months after employment termination, and (iii) continued vesting of his outstanding stock options for a period of 12 months after employment termination. Vista's written employment agreement dated November 1, 1996 with Allen J. Simon, who was elected Vista's Executive Vice President and Chief Operating Officer on November 11, 1996, provided he would be entitled to severance benefits if his employment was involuntarily or constructively terminated, other than for cause, death or disability, equal to
(i) a lump-sum payment equal to his annual base salary of $175,000, and (ii) continuation of insurance benefits for life, health, dental and long-term disability for a period of 12 months after employment termination.

      Vista intends to vigorously contest claims of the plaintiffs for damages based upon Vista's claim that their employment was terminated for cause. However, these proceedings are at a preliminary stage and no discovery has taken place. Special counsel engaged to represent Vista accordingly has advised it cannot render an opinion as to whether the likelihood of an adverse determination would be remote, reasonably possible or probable, until discovery proceedings have been conducted. Vista has established a reserve for these legal proceedings, but an adverse determination in these proceedings would have a material adverse effect on the current financial condition of Vista.

LEGAL PROCEEDINGS AS TO VISTA-ITALY

      In view of an adverse judgment entered in December 1993 in the Circuit Court of St. Louis County, Missouri against Vista-Italy in favor of LaserVision Centers, Inc. ("LVCI"), Vista has recorded an accrued liability of $175,000 on its consolidated balance sheet for damages awarded against Vista-Italy by the judgment. Attempts by Vista-Italy from 1994 through November 1996 to vacate the judgment and appeal the decision in Missouri state courts were unsuccessful.

      In March 1997, LVCI instituted legal proceeding in Italy to enforce collection of the judgment entered by the Missouri court. Vista-Italy intends to contest these proceedings on the basis that the Missouri default judgment is not entitled to enforcement in Italy and Vista-Italy is exploring the possibility of asserting counterclaims. These proceedings in Italy are in the preliminary stages, and special counsel engaged to represent Vista-Italy has advised it cannot yet render an opinion as to whether the likelihood of an adverse determination would be remote, reasonably possible or probable. As noted above, Vista has established a reserve for these legal proceedings and an adverse determination in these proceedings would not have a material adverse effect on the financial condition of Vista-Italy.

FRAUDULENT SHARE ISSUANCES AND LEGAL PROCEEDINGS AGAINST FORMER COUNSEL

      On December 12, 1997, management of the Company discovered that one of its former U.S. counsel fraudulently caused 960,000 newly issued and freely-tradeable shares of the Company's common stock to be issued to his affiliate or to his brokerage account in Canada during the period from March 25, 1997 through July 31, 1997 without the prior authorization or knowledge of the Company's board of directors and management. The Company's current legal counsel believes that it is probable the Company will incur a loss contingency for the 960,000 shares of its common stock fraudulently issued without consideration at the sole instructions of former counsel. The Company has assigned a value of $400,000 for the 960,000 shares fraudulently issued and will charge operations with the value calculated using the market value on the day the shares were issued.

      The Company has instituted civil legal proceedings seeking a judgement for compensatory damages in the amount of approximately $750,000 in legal fees and costs paid by the Company to its former counsel during the period from 1993 to 1997 while he fraudulently represented himself to be a licensed attorney, damages for the 960,000 fraudulently issued shares of the Company's
common stock, and other compensatory, punitive and exemplary damages.    The
Company also intends to seek the return and cancellation of the 960,000 shares or other restitution equivalent to the estimated fair value of the 960,000 shares.

      Based upon extensive investigation of documents and other information provided to current counsel with respect to these proceedings, it is the Company's counsel's opinion that the Company has meritorious causes again its former counsel and that it is probable the Company ultimately will be successful in obtaining final judgments in the Company's favor against former counsel for an amount in excess of $1,250,000. The ability of the Company to realize on any such judgements, if successfully obtained, will be dependent upon the Company's ability to locate and levy upon assets of the former counsel. At hearings held in December 1997 and January 1998, orders of preliminary injunction were issued by a U.S. Federal district court and a court in British Columbia restraining the transfer of assets from accounts with any financial institutions maintained by its former counsel and certain corporate entities controlled by him. Pursuant to those orders, approximately $220,000 of cash and securities in accounts maintained by the former counsel have been frozen and have subsequently been delivered to the Company for liquidation.

      The Company also is investigating potential claims against other third parties than may have aided and abetted its former counsel with respect to one or more of the causes of action asserted by the Company in the pending litigation proceedings. In addition to the former counsel and two entities believed to be under his control, the Company's transfer agent has been named and served as a defendant in the pending litigation proceedings. A motion to dismiss the proceedings against the transfer agent was denied by the federal district court in this case, and the transfer agent has filed an answer denying liability. Based upon information obtained to date, it is Company's counsel's opinion it is probable the Company has a meritorious cause of action against the transfer agent.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Inapplicable.

                                  PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Pharma Patch's ADRs were traded on The Nasdaq Small Cap Market ["NASDAQ"] and on the Boston Stock Exchange ("BSE") through August 16, 1995 under Pharma Patch's symbol of "SKINY". Effective August 17, 1995 the ADR's were de-listed from NASDAQ and the BSE and were thereafter quoted on the NASD Electronic Bulletin Board. The ADRs of Pharma Patch were converted in the reorganization with ACE at an exchange ratio of one share of Atlantic Central Enterprises Limited common stock for every 10 shares of Pharma Patch. ACE's common shares began trading on the NASD Electronic Bulletin Board on January 30, 1997 and are quoted under the trading symbol "ALCN". Set forth below is the closing bid prices for the common shares of the Company (after giving effect to the reorganization exchange) for the periods indicated.

                                            Closing Bid Prices (US$)
                                            -----------------------
    Period                                    High Bid     Low Bid
    -----------------------                  ----------   ---------
    1996:
       Quarter ended May 31, 1996......        $ 10.00      $ 2.50
       Quarter ended August 31, 1996...        $  5.00      $ 1.25
       Quarter ended November 30, 1996.        $  3.125     $ 1.875
    1997:
       Quarter ended February 28, 1997.        $  1.04      $ 0.9375


      As of April 2, 1998, the last reported sale of ACE's common stock as reported in the over-the-counter market was $0.43 per share and the closing bid and asked prices were $0.43 bid and $0.81 asked. There were approximately 233 holders of record of ACE's Common Stock as of December 29, 1997. Additional beneficial owners of the Common Stock hold shares in street name or other nominee accounts.

     No cash dividends have been declared or paid by ACE since its inception. ACE intends to employ all available funds for development of its business and, accordingly, does not intend to pay cash dividends in the foreseeable future. There are no contractual provisions that would prohibit ACE from payment of dividends on its common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.

      CERTAIN INFORMATION IN THIS REPORT INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF APPLICABLE SECURITIES LAWS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN AND TO OBTAIN ADDITIONAL CAPITAL, AS TO WHICH THERE IS NO ASSURANCE, MARKET ACCEPTANCE OF NEW TECHNOLOGIES, ECONOMIC, COMPETITIVE, GOVERNMENTAL AND TECHNOLOGICAL FACTORS AFFECTING THE COMPANY'S OPERATIONS, MARKETS, SERVICES AND PRICES, AND OTHER FACTORS DESCRIBED IN THIS REPORT AND IN PRIOR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SUGGESTED OR IMPLIED BY ANY FORWARD-LOOKING STATEMENTS AS A RESULT OF SUCH RISKS.

INTRODUCTION, GOING CONCERN AND PLAN OF OPERATION

      ACE is a holding company with interests in the laser vision correction
(LVC) centers business through its wholly owned subsidiary, ICON Vision Centers, Inc. (Ontario, Canada), and through a majority ownership position in Vista Technologies, Inc. (Nevada). ACE also has interests in the LVC distribution business through Windsor LASIK Products Corp. and in the outsourcing of collision work for insurance companies through First American AMO.

      ACE's business plan is to expand its interests in the ownership and operation of laser vision correction facilities and services, and to acquire equity interests in, and arrange financing for, new business ventures. Pursuant to this strategy: (1) in May 1997, ACE formed First American AMO, based in Florida, to provide insurance companies with access to a network of third-party preferred providers for automobile repairs and emergency road service; and (2) in August 1997, ACE organized ICON Vision Centers, Inc. ("ICON") in Ontario, Canada to negotiate the acquisition of interests in additional laser vision correction facilities. ICON Vision Centers, Inc. is currently developing a business plan which, if implemented, would cause ICON Vision Centers to develop opportunities in North America and/or Europe through acquisitions or start-up development.

     As of February 28, 1997 ACE has an accumulated deficit of $18,692,005, total assets of $8,118,894 and total shareholders' equity of $306,293. ACE's majority owned subsidiary , Vista has an accumulated deficit of $22,142,284, total assets of $4,330,537, total shareholders deficiency of $2,094,820 and received a Going Concern opinion from its auditors for the twelve months ended March 31, 1997 (see Vista's March 31, 1997 10K for additional information). ACE, including Vista, has not yet achieved profitable operations and there is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company's future operations are dependent on the success of the commercialization efforts and market acceptability of the ACE business plan and other potential business ventures of the Company, together with the value derived from TCPI investment securities.

      The Company has experienced significant net losses, a loss from continuing operations of approximately $10,316,000, has a working capital deficit of approximately $874,000 and utilized approximately $4,173,000 in cash for operating activities for the year ended February 28,1997. In addition, the Company has serious liquidity problems primarily due to unsuccessful attempts by Vista to raise money, both at the parent level and the subsidiary level and significant costs associated with Vista's failed attempts to penetrate the North American vision correction market resulting in losses from operations.

      AS A RESULT OF THE ABOVE FACTORS, THE REPORT OF MOORE STEPHENS, P.C. ON THE FINANCIAL STATEMENTS OF THE COMPANY FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1997 CONTAINS A PARAGRAPH EXPRESSING SUBSTANTIAL DOUBT CONCERNING THE ABILITY OF THE COMPANY TO CONTINUE AS A GOING CONCERN. Management's plans to address these matters are as follows: The Company and its subsidiaries are developing business plans which when implemented would develop opportunities in the laser vision correction and automotive maintenance markets in North America and/or Europe. Vista's management is developing a business plan which takes advantage of new trends in the laser vision correction business in both North America and Europe. Vista plans to concentrate on its four successful centers in Italy and Sweden in the 1997-1998 fiscal year and focus on the reduction of expenses at the head office level. The Company also plans to sell a portion of its marketable securities, obtain additional debt financing and focus on revenue growth of its existing operations.

      The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of these plans. There can be no assurance of the success of these plans.

     Prior to fiscal 1997 the Company was mainly involved in the research and development of transdermal drug delivery systems and skin permeation technology. The Company developed and patented proprietary technology and secured licensing and product feasibility agreements through research in this area.

     On November 15, 1995, Pharma Patch sold substantially all of the operating assets of the Company to Technical Chemicals and Products, Inc.
(TCPI) for a gain of approximately $16.4 million.

     On March 21, 1996, the Company completed the acquisition of 61.3% of the voting interest of Vista Technologies Inc.

     ACE's current operational expenses are being funded by the sale of a portion of the TCPI stock acquired in the November 15, 1995 transaction. Although ACE is primarily involved with LVC facilities and services, through its subsidiary Vista, management of ACE is also actively involved in investigating and negotiating other business opportunities to increase shareholder value.

     Vista commenced business operations in February 1994. Vista acquired controlling equity interests in European subsidiaries during 1994,made substantial investments in Medical Development Resources, Inc. ('MDRI")and its subsidiaries in 1994 and 1995, developed a strategic plan in mid-1995 to sponsor and invest in Regional Joint Ventures to conduct additional businesses engaged in providing access to laser vision correction ("LVC") equipment and related services ("LVC Services") in regional markets of North America, and Vista acquired a controlling interest during 1996 in Vista Laser Centers of the Southwest, Inc. ("Vista-Southwest"), an operating company based in Arizona.

      Since commencing operations, Vista has financed its business operations, acquisition and expansion activities primarily from the issuance or sale of equity securities, debt financing and loans from its controlling stockholder, ACE. From February 1994 through March 31, 1996, the Company had received approximately $7,437,500 from the sale of common stock and warrants, approximately $278,000 from the sale of convertible debt instruments, and had issued additional common stock and warrants in connection with the acquisition of other assets and investments. During the fiscal year ended March 31, 1997, Vista received an additional $1,050,100 from the sale of common stock and exercise of stock options and warrants, approximately $1,523,000 as loans from ACE and its corporate predecessor (of which $800,000 has been repaid), $300,000 from the sale of secured debt, and issued additional shares of common stock and warrants in connection with the acquisition of other assets and investments.

      Vista made significant investments in MDRI and its subsidiaries from May 1994 through March 1995 and in certain Regional Joint Ventures during 1995 and 1996 for which business acquisition and related third-party financing negotiations have been abandoned. Vista's investment in cash, securities issued and loans advanced for its investment in MDRI of approximately $5,643,000 was written-off at March 31, 1995 and additional investments in cash, securities issued and loans advanced to Regional Joint Ventures of approximately $1,934,000 were written-off primarily during the fiscal year ended March 31, 1997.

      At March 31, 1997, Vista had an accumulated deficit of $22,142,000 incurred largely as a result of write-offs during fiscal 1995 through fiscal 1997 and losses from operations since 1994. Vista's net losses for the fiscal year ended March 31, 1997 was $6,999,000. At March 31, 1997, Vista had a negative working capital of $3,119,000 and a stockholders' deficiency of $2,095,000. Vista has serious liquidity problems primarily due to unsuccessful attempts to raise additional capital and significant costs associated with failed attempts to penetrate North American laser vision correction markets.

      As a result of the above factors, the report of Moore Stephens, P.C. on the financial statements of Vista for the fiscal year ended March 31, 1997 contains a paragraph expressing substantial doubt concerning the ability of Vista to continue as a going concern.

      Management's plans to address these matters are as follows: The Company and its subsidiaries are developing business plans which when implemented would develop opportunities in the laser vision correction and automotive maintenance markets in North America and/or Europe. Vista's management is developing a business plan which takes advantage of new trends in the laser vision correction business in both North America and Europe. Vista plans to concentrate on its four successful centers in Italy and Sweden in the 1997-1998 fiscal year and focus on the reduction of expenses at the head office level. The Company also plans to sell a portion of its marketable securities, obtain additional debt financing and focus on revenue growth of its existing operations. The accompanying financial statements do not reflect any adjustments to the carrying value or classifications of assets or liabilities which might become necessary if Vista is unable to continue as a going concern. The continuation of Vista as a going concern is dependent upon the success of these plans. There can be no assurance that Vista will be successful in implementing these plans.

      Management is currently developing a business plan which will be evaluated and implemented subject to an analysis intended to take advantage of new trends in the laser vision correction market in both North America and Europe. Because of Vista's limited ability to raise capital in this new industry due to its historical results and the unprofitable nature of the industry itself, Vista plans to take a conservative approach and hopes to build mainly on its successful European base of centers in Italy and Sweden. Efforts by Vista's former management in late 1996 to obtain additional equity capital were non-productive, no negotiations are currently in process to obtain additional capital and Vista has been dependent in recent periods upon advances from its controlling stockholder, ACE, for funds to maintain operations. Outstanding advances due to ACE are classified as short-term obligations, totalled $723,000 as of March 31, 1997, and have subsequently increased to approximately $1,100,000 as of November 6, 1997. There can be no assurance that ACE will continue to provide advances to the Company or that Vista will be successful in obtaining capital from other sources.

      Vista's business activities are subject to both predictable and unforeseen risks incident to the creation of new businesses with a limited history of operations. Prospective investors should consider Vista's current financial condition, its history of losses from operations, the frequency with which newly developed businesses encounter unforeseen expenses, difficulties, complications and delays, and other factors such as the competitive industry in which Vista operates.

RESULTS OF OPERATIONS:

FISCAL YEAR ENDED FEBRUARY 28, 1997 COMPARED TO YEAR ENDED FEBRUARY 29, 1996

      The consolidated financial statements include the accounts of ACE and its wholly and majority owned subsidiaries in Canada and in the United States. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has consolidated its results for the year ended February 28, 1997 with the results of operations of Vista for the year ended March 31, 1997 in accordance with U.S. GAAP. Results of operations vary significantly between February 29, 1996 and February 28, 1997 because Vista's operations were not consolidated with Ace's at February 29, 1996 as the controlling interest in Vista was not acquired until March 21, 1996.

      REVENUES:   During the fiscal year ended February 28, 1997 (the "1997
Year"), consolidated revenues from operations were $3,486,000, compared to $0 in consolidated revenues for the fiscal year ended February 28, 1996 (the "1996 Year"). Consolidated revenues in the 1997 Year principally included $1,486,000 attributable to the operations of Vista-Italy, $1,712,000 from the operations of Vista-Sweden, and $259,000 in revenues at Vista-Southwest acquired during the 1997 Year. This increase in revenue is a result of ACE acquiring the controlling interest in Vista in March of 1996. Consolidated revenues from the 1996 year are included in Loss from Discontinued Operations and primarily related to feasibility studies conducted by ACE on behalf of third parties. ACE does not have similar income in the 1997 year.

     For the 1996 Year, Vista's consolidated operating results included the period from January 1995 through December 1995 for its European subsidiaries to eliminate a three month delay in obtaining European financial statements. A decision was made by Vista's management in 1996 to bring the operating reporting periods for its European subsidiaries current with the parent corporation. This resulted in a change in reporting periods for European subsidiaries included in the consolidated financial statements so that their twelve month period from April 1996 through March 1997, included in the 1997 Year, is being compared to European operations for the twelve month period from January through December 1995 included in Vista's consolidated results for the 1996 Year. The extra quarter's net results of European operations from January through March 1996 is accounted for in ACE's consolidated financial statements at February 28, 1997 as an adjustment to equity.

      OPERATING EXPENSES:   Costs and expenses of operations for the 1997 Year
were $13,801,000, an increase of $12,000,100 compared to costs and expenses of operations of $1,801,000 in the 1996 Year. Costs and expenses in the 1997 Year consisted of $8,664,000 in general and administrative expenses, a 382% increase compared to the 1996 Year of $1,799,000, $4,280,000 in Goodwill associated with the acquisition of Vista was written off, $777,000 in depreciation and amortization compared to the 1996 year of $0, and 276,000 in interest expense compared to the 1996 year of $0. Both Depreciation and interest expense were included in Loss from discontinued operations for 1996. General and administrative expenses for the 1997 Year included $3,308,000 for Vista Corporate Office, $2,058,000 for Ace Corporate Office, $1,300,000 for Vista-Italy, $1,445,000 for Vista-Sweden, and $553,000 for Vista-Southwest acquired during the 1997 Year. General and administrative expenses at the ACE parent Company level included audit, legal, and consulting expenses of $945,000, printing fees of $673,000 and office costs and salaries of $166,000. General and administrative expenses at the Vista Head Office level included the write-off by Vista of $1,934,000 in investments and advances to Regional Joint Ventures, marketing, audit, legal and consulting expenses of $1,200,000, salary expenses of $669,000 and travel expenses of $371,000 incurred primarily as a result of activities relating to negotiations for development of Regional Joint Ventures.

      Vista's European subsidiaries realized nominal income from operations during the year. Cash flow from operations in the 1997 Year were approximately cash neutral at both Vista-Italy and Vista-Sweden and negative at Vista-Southwest. Profitable operations from operating subsidiaries in the future will be dependent upon increasing revenues, as to which there can be no assurance.

      Since March 1997, corporate expenses for salaries, marketing, travel and legal expenses at the Vista Corporate Office level have been reduced to approximately $60,000 per month for the quarter ended June 30, 1997, primarily due to a reduction in staff, termination of negotiations relating to the proposed acquisition of other LVC entities and abandonment of unsuccessful private placement financing activities sought by prior management.

       OTHER NON-OPERATING EXPENSE AND INCOME: Other non-operating expense and income totaled a net expense of $2,323,000 for the 1997 Year compared to a net other income of $72,000 for the 1996 year. The primary portions of the 1997 net expense included a realized loss of $2,096,000 on the sale of securities, most of which was attributable to a decline in market price for ACE's investment in TCPI common stock. In addition, 1997 included total operating interest expense of $304,000 in 1997 while $338,000 in interest expense was included in Loss from discontinued operations for the 1996 year.

     DISCONTINUED OPERATIONS: ACE has no income or expenses from discontinued operations in the 1997 year compared to a net gain on discontinued operations of $13,819,000 In 1996. The 1996 gain was a result of the November 1995 TCPI transaction. The operations of the Company's Subsidiaries involved in the transaction are being classified as discontinued operations in accordance with US GAAP.

     NET LOSS: Net loss for the 1997 Year was $12,546,000, equal to a net loss of $7.54 per common share, compared to a net income in the 1996 Year of $12,091,000, or $15.05 per common share. The primary portion of such a decrease is due to the Gain on sale of business segment in the 1996 year and Ace's new investment in Vista for the 1997 year.

INCOME TAXES

      Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) operating loss and tax credit carryforwards. ACE had research and development expenses not claimed for income tax purposes of approximately $2,870,000, available to reduce taxable income of ACE in future years. Due to the significant uncertainty relating to the Company's ability to utilize these expenses to offset taxable income, valuation allowances are recognized to offset all of the deferred tax assets relating to these expenses. These unclaimed research and development expenses may be carried forward indefinitely for income tax purposes.

      Vista has net operating losses carryforwards totaling approximately $8,200,000, which expire between the years 2007 and 2012. As of February 28, 1997, ACE may not have available the Vista NOL's to offset against future ACE taxable income, however, Vista's NOL are available against future Vista income. Vista's use of these carryforwards may be limited by Section 382 of the Internal Revenue Code.

      ACE is not required to file a US consolidated income tax return. Accordingly, the net operating loss carryforwards of Pharma Patch may not be available to reduced future taxable income as a result of the Company's reorganization in January of 1997.

LIQUIDITY AND CAPITAL RESOURCES

      ACE principal capital requirements include cash requirements for Ace's management and administration and to support the activities of Vista Phoenix location. Subject to the availability of additional capital, as to which there can be no assurance, Vista may also incur additional expenditures in the future for marketing activities and to expand operations by acquiring or developing additional LVC centers and for additional excimer laser equipment.

     Consolidated cash increased by 1,138,000 to $1,807,000 at February 28, 1997 compared to $669,000 at February 29, 1996. This increase in consolidated cash of $1,138,000 from February 29, 1996 to February 28, 1997 represents the net proceeds from shares issued for cash, the proceeds of debt of $905,000, and net proceeds from the sale of TCPI Stock totaling $5,511,000. These sources of cash were offset by cash requirements of operations of $4,173,000, the purchase of fixed assets for $727,000, advances to investee companies of $802,000, the issuance of notes receivable of $411,000 and the repayment of $339,000 of capital lease obligations.

      Between March 1, 1997 and December 31, 1997, ACE sold 175,000 TCPI shares for net proceeds of approximately $1,676,000. This resulted in a net loss of approximately $1,000,000. The proceeds were utilized for operations and to purchase additional investments through December 31, 1997. As of February 28, 1998, ACE had 43,850 shares of TCPI.

     Vista's European operating subsidiaries have achieved at least neutral cash flow levels of operations for the last two fiscal years. Vista plans to satisfy its cash needs over the next 12 months by decreasing Vista's expenses and cash requirements, proposing a debt compromise plan with Vista's creditors, continuing in the interim to defer payments to Vista's creditors or possibly converting debt to equity, increasing its revenues at its existing vision correction centers, selling assets, raising additional capital and/or incurring additional borrowings. Consolidated revenues for the three month period ended June 30, 1997 of approximately $1,230,000 (unaudited) reflect an increase of 56% over the prior year equivalent period. This revenue increase was attributable to acquisition of Vista's operating subsidiary in Scottsdale, Arizona ($303,000) and volume increases in Europe ($141,000). For the three months ended June 30, 1997, total laser vision correction procedures for Vista were 1,324 versus 695 for the three months ended June 30,1996, reflecting an increase of 90% in procedures. The consolidated net loss for the three months ended June 30, 1997 was approximately $250,000 versus a net loss of approximately $804,000 for the three months ended June 30, 1996. The reduction in net loss is primarily due to the revenue increases described above and a reduction in corporate general and administrative expenses. The loss of approximately $250,000 for the three months ended June 30, 1997 includes a net loss of approximately $60,000 from Vista's operations in Sweden primarily due to the opening of a new center and due to a $173,000 loss on sale of TCPI shares. Therefore, continued revenue increases will be dependent, among other things, in part upon expanding use of Vista's services by physicians, general public acceptance of laser surgery to correct refractive disorders, and competitive factors. For the quarter ended September 30, 1997, revenues were reduced compared to the quarter ended June 30, 1997 as a result of the normal seasonal closing of operations during a holiday month in Europe. There can be no assurance that Vista will be successful in implementing these plans.

     ACE's management is focusing its attention at present on increasing Vista's revenues and reducing negative cash flows as well as exploring other financing and business opportunities. ACE has been dependant on its investments in marketable securities to sustain its operations. Vista has been dependent in recent periods upon advances from its controlling stockholder, ACE, for funds to sustain Vista's operations. Outstanding advances due to ACE are classified as short-term obligations, totaled $723,000 as of March 31, 1997, and have subsequently increased to approximately $1,100,000 as of September 30, 1997. The advances from ACE are secured by

Vista's agreement to pledge shares of its European subsidiaries as collateral security and all of Vista's assets are subject to a security interest granted to the holder of a note in the principal amount of $300,000 due on June 30, 1997. Vista is currently negotiating an amendment to its secured loan of $300,000 with the note holder.

      There can be no assurance that ACE will continue to provide advances to Vista or that Vista will be able to obtain additional capital from other sources. Accordingly, there can be no assurance that Vista will have cash resources necessary to sustain its operations in the United States for any specific period of time. Additional financing, if any, may result in significant dilution to existing Vista stockholders. If adequate funds are not available from ACE and/or other third parties and if creditors refuse to agree to future debt compromise plans, then Vista may be required to accept unfavorable alternatives, including (i) seeking protection from creditors at the parent company level under the bankruptcy laws, (ii) arrangements with collaborative partners that may require Vista to relinquish material interests in its operating subsidiaries that it would not otherwise relinquish, or (iii) the delay, reduction or elimination of its planned expansion, capital expenditures, marketing and advertising and other operating expenses.

      During fiscal 1997, the Company completed a private placement and issued 60,000 shares for cash consideration of $300,000 and also issued 63,874 shares in lieu of cash payments of $323,236 to various professionals for services rendered. On March 21,1996, the Company issued 450,000 shares to three investors as consideration for 900,000 shares of Vista.

      Through its agreement with First American AMO, ACE has agreed to fund AMO up to $450,000 prior to any separate outside funding of AMO. Between March 1, 1997 and February 28, 1998, ACE has advanced AMO a total of $310,000. AMO is planning its expansion and, with the assistance of ACE, is preparing for the need of new outside financing. There can be no assurance that ACE will successfully obtain financing from third parties for this venture.

SUBSEQUENT EVENTS

      CHANGES IN OFFICERS AND DIRECTORS

      Murray D. Watson resigned as Chairman, President, Chief Executive Officer and Director of ACE effective June 4, 1997. Mr. Watson continues to serve as President and a director of Vista. Mr. Kevin Quinn resigned as a Director and Assistant Secretary of ACE effective June 4, 1997.

      At the June 4, 1997 meeting of the Board of Directors, ACE elected the following directors and officers: John McConnaughy as Chairman and Director; Patrick J. Rooney as President and Chief Executive Officer; Kenneth G. Howling as Vice President of Finance and Chief Financial Officer; Peter Bebenzer as Secretary; and Yvonne Powell as Assistant Secretary.

      On June 1, 1997, William Hutchinson resigned as a director of the Company and in October 1997 Mr. Peter Bubenzer resigned as Secretary and director, Ms. Judith Collins resigned as a director and Ms. Yvonne Powell resigned as Assistant Secretary. On November 14, 1997, Mr. Kenneth G. Howling resigned as Vice President of Finance and Chief Financial Officer.

      On October 23, 1997 Jeffrey D. Dickson became ACE's Vice Chairman.

  On November 14, 1997 Allan Leppik was hired as the Vice President, Finance and Chief Financial Officer. Mr. Leppik resigned as of February 5, 1998 and is expected to continue to serve the Company as a consultant.

  John McConnaughy resigned as an officer and director of the Company on December 22, 1997.

  Messrs. Patrick J. O'Sullivan and Jeffrey D. Dickson were elected directors of the Company as of December 22, 1997 and Patrick J. Rooney was elected Chairman of the Board in addition to his position as ACE's President and Chief Executive Officer.

  The following set forth certain information as to the current officers and directors of ACE after giving effect to the above changes.


Name                      Age   Position

Patrick J. Rooney         58    President, Chief Executive Officer, Chairman of
                            the Board; Director
Jeffrey D. Dickson  54    Vice Chairman; Director
Patrick J. O'Sullivan     42    Director


PATRICK J. ROONEY  --  PRESIDENT, CHIEF EXECUTIVE OFFICER, CHAIRMAN AND
DIRECTOR

  Patrick J. Rooney, a resident of Bermuda, has served as the President and Chief Executive Officer of Atlantic Central since June 4, 1997. Prior to his election as ACE's Chief Executive Officer, Mr. Rooney was engaged for more than five years primarily as a consultant to EC/American Ltd., previously a financial consultant to Vista, Atlantic Central, other business enterprises and certain investors based outside of the United States. From June 1978 to September 1985, Mr. Rooney was associated with Rooney Pace, Inc., a broker dealer firm based in New York.

  As the result of losing an appeal from his conviction in June 1988 of filing false income tax return from 1983, Mr. Rooney has been subject from more than the last five years to the terms of a consent decree order issued on December 20, 1988 by the U.S. Securities and Exchange Commission which bars Mr. Rooney from association with any broker or dealer, investment company, investment adviser or municipal securities dealer. The terms of such order provide that Mr. Rooney may reapply to the Securities and Exchange Commission for such association, but he has advised the Company that to date he has not elected to do so.

JEFFREY D. DICKSON  --  VICE CHAIRMAN

  Mr. Dickson is currently President and Chief Executive Officer of First American AMO, Inc. Previously from June 1995 to April 1997, he was President and COO of Salex Holding Corporation. Mr. Dickson has been involved in the insurance Industry for 25 years in various senior management positions. He served as Executive Vice President of the American Bakers Insurance Group, President of Insurance America and prior to Salex he was the President and Chief Executive Officer of Interloc Corporation. Mr. Dickson holds a BA in History from the University of Colorado and is a graduate of the AMP program at Harvard Graduate School of Business in Cambridge, MA.

PATRICK J. O'SULLIVAN  --  DIRECTOR

  Patrick J. O'Sullivan is an Irish citizen and has been admitted as a Barrister at Law in Ireland and as a Solicitor in Australia. He has over 17 years of international investment banking experience and since 1997 has served as a founder and director of Custom House Capital Limited, an investment banking firm in Ireland. Custom House Capital Limited specializes in advising and structuring capital market and investment banking transactions and manages operations of the International Financial Services Centre in Dublin for international financial institutions and corporations. From 1995 to 1997, Mr. O'Sullivan was an Executive Director of Barings International Fund Managers in the Dublin International Financial Services Centre. From 1990 to 1995, he was one of the founding partners of Scandinavian Partners, a London based corporate financing company specializing in advising investment banking and securities firms on investment and securities transactions. From to 1990, Mr. O'Sullivan was a legal director of Barclays de Zoete Wedd Limited from 1987 to 1989, a Corporate Finance Director for Heritable Investment Bank from 1985 to 1986 and a legal adviser for new issues, merger and acquisitions and asset management transactions at the Investment Bank of Ireland.

  PROMISSORY NOTE

      Vista has been negotiating with the holder of a 12% promissory note for $300,000 due June 30, 1997 who has verbally agreed to extend the maturity date of the 12% promissory note. A definitive agreement for the 12% promissory note extension is being negotiated.

  CAPITAL STOCK

  On December 18, 1996, ACE offered to the holders of Pharma Patch's outstanding Class A, Class B, Class C and Class D Warrants the opportunity to exchange up to 32,023 shares of common stock in ACE at a rate of one ACE share for each 100 Class A, B. C and/or D Warrants. The exchange offered expired on May 30, 1997 and as a result 15,230 shares of ACE were issued to holders of Pharma Patch Warrants.

  OTHER EVENTS

  Management of Atlantic Central Enterprises Limited (the "Company") discovered for the first time on December 12, 1997 that its former U.S. counsel, Kevin J. Quinn of Santa Monica, California, fraudulently caused 960,000 newly issued and freely-tradable shares of the Company's common stock to be issued to Mr. Quinn, his affiliate or to his brokerage account in Vancouver, Canada, during the period from March 25, 1997 through July 31, 1997. This information was discovered by the Company in the course of assembling data from the Company's transfer agent for the Company's audited financial statements. As a result, records of the transfer agent indicate there are currently 2,662,396 shares outstanding of the Company's common stock including the 960,000 shares issued without consideration at Mr. Quinn's fraudulent instructions and without the prior authorization or knowledge of the Company's Board of Directors and management.

  This discovery follows the termination in 1997 of Mr. Quinn's relationship with the Company. Mr. Quinn acted as U.S. corporate and securities counsel to the Company and its predecessor, Pharma Patch plc, from 1993 until approximately June 1997. The Company learned of an article in the November 1997 issue of the California Bar Journal reporting that Kevin J. Quinn had been suspended from the practice of law in 1993 as a result of a 1992 felony conviction which was recently reduced to a misdemeanor for embezzlement and that he was permanently disbarred by the California State Bar in September 1997. Those facts had not been previously disclosed to any officers or directors of Pharma Patch plc from the time of its inception in 1993 or to the management of Atlantic Central since its inception in 1996.

  When confronted with these disclosures, recent correspondence from Mr.
Quinn to the Company's new counsel does not deny his 1992 conviction, his 1993 suspension from the practice of law or that he was disbarred in September 1997. The Company notes that notwithstanding his suspension from the practice of law since 1993, Mr. Quinn continued through 1997 to be listed as a practicing attorney in California by the Martindale-Hubbell Law Directory.

  The Vancouver brokerage firm that is reported to have received all or most of the fraudulently issued shares advised the Company on Friday December 12, 1997 that it currently has no position in the Company's securities. The Company's transfer agent likewise has confirmed that none of the original registered owners of the Company's common stock are currently listed as record owners of the Company's common stock. This information leads the Company to believe, at present, that the fraudulently issued securities all were sold for Mr. Quinn's account, and the Company is continuing its investigation.

  The Company has demanded full restitution from Mr. Quinn of all legal fees and expenses previously paid for Mr. Quinn's account and a restitution or damages for the fraudulently issues shares. Commencing in December 1997, ACE instituted litigation proceedings entitled Atlantic Central Enterprises Limited vs. Kevin J. Quinn, et al in the United States District Court for the Central District of California, Case No. 97-9420AAH (ANX), and in the Supreme Court of British Columbia, Vancouver Registry No. C980037 (collectively the "Quinn Litigation Proceedings"). In the Quinn Litigation Proceedings, the Company seeks a judgement for compensatory damages in the amount of approximately $750,000 in legal fees and costs paid by the Company to Mr. Quinn during the period from 1993 to 1997 while he fraudulently represented himself to be a licensed attorney, damages for the 960,000 fraudulently issued shares of the Company's common stock, and other compensatory, punitive and exemplary damages. The Company has assigned a value of $400,000 for the 960,000 shares fraudulently issued and will charge operations with the value calculated using the market value on the dates the shares were issued. It is the Company's intention to pursue legal action where it will seek the return and cancellation of these 960,000 shares or other restitution equivalent to the value of those shares. At hearings held in December 1997 and January 1998, orders of preliminary injunction were issued restraining the transfer of assets from accounts with any financial institutions maintained by Mr. Quinn and certain corporate entities controlled by Mr. Quinn. Pursuant to those orders, approximately $220,000 of cash and securities in accounts maintained by Mr. Quinn have been frozen. Mr. Quinn has filed responsive pleadings in the Quinn Litigation Proceedings denying liability. Counsel for the Company, based upon an ongoing investigation of documents and other information, has expressed the opinion that the Company has meritorious causes of action against Mr. Quinn. The ability of the Company to realize on any such judgements, if successfully obtained, will be dependent upon the Company's ability to locate and levy upon assets of Mr. Quinn.

  The Company is also investigating potential claims against other third parties that may have aided and abetted Mr. Quinn with respect to the one or more of the causes of action asserted by the Company in the Quinn Litigation Proceedings. In addition to Mr. Quinn and two entities believed to be under his control, the Company's transfer agent has been named and served as a
defendant in the Quinn Litigation Proceedings.    A motion to dismiss the
proceedings against the transfer agent was denied by the federal district court in this case, and the transfer agent has filed an answer denying liability. Based upon information obtained to date, it is Company's counsel's opinion it is probable the Company has a meritorious cause of action against the transfer agent.

OFFSHORE SALES OF COMMON STOCK UNDER REGULATION S

  During February 1996, Vista and ACE negotiated agreements for Vista to obtain debt and equity financing from ACE's predecessor, Pharma Patch. In connection with ACE's acquisition of a controlling interest in Vista, ACE in March 1996 also acquired 900,000 shares of Vista common stock from third parties in a transaction exempt from the registration requirements of the United States securities laws for offshore transactions under Regulation S promulgated under the Securities Act of 1993 ("Regulation S"). Three Vista stockholders, including Therapeutic Patch Research N.V. (TPR"), Saliva Research Limited ("SRL") and Westcliff Partners Inc. ("WPI"), exchanged a total of 900,000 shares of Vista's outstanding common stock for a total of 450,000 newly issued securities of Pharma Patch in this privately - negotiated transaction. No fees or commissions to third parties were paid in connection with this exchange of securities. The Vista securities included in this exchange had been acquired by TPR, SRL and WPI in December 1995 as a result of prior transactions financing the operations of Vista through December 1995. The Company has been advised that TPR, SRL and WPI are clients of Jac J. Lam, a former director and chief executive officer of Vista.

  From March 1996 to May 1996, ACE offered and sold 189,600 shares of its common stock to 11 investors in an offshore private placement offering exempt from registration under Regulation S of the United States securities laws.
For each ACE share issued in this offering, investors paid a purchase price of $5.00 per share in cash and surrendered 10 Pharma Patch Class C warrants for cancellation. The Company received $948,000 in gross proceeds and cancelled 1,896,000 Pharma Patch Class C warrants (the number of warrants is stated before giving effect to a subsequent 1-for-10 exchange of Pharma Patch shares for ACE shares in their January 1997 reorganization) from the sale of 189,600 shares of the Company's common stock in the offshore private placement under Regulation S. The Company incurred fees payable to a placement agent, Multibreen B.V., in the aggregate amount of $94,800, resulting in net proceeds to the Company of $853,200 for the shares sold in the Regulation S offering.

OTHER PRIVATE PLACEMENT OF COMMON STOCK

  From March 1996 to May 1996, ACE offered and sold 25,400 shares of its common stock to five investors in a private placement offering, primarily to United States investors, exempt from registration under the U.S. Securities of 1933 for transactions not involving public offering. For each ACE share issued in this offering, investors paid a purchase price $5.00 per share in cash and surrendered 10 Pharma Patch Class C warrants for cancellation. The Company received $127,000 in gross proceeds and cancelled 254,000 Pharma Patch Class C warrants (the number of warrants is stated before giving effect to a subsequent 1-for-10 exchange of Pharma Patch shares for ACE shares in their January 1997 reorganization) from the sale of 25,400 shares of the Company's common stock in this private placement. The Company incurred fees payable to a placement agent, Multibreen B.V., in the aggregate amount of $25,400, resulting in net proceeds to the Company of $101,600 for the shares sold in this offering.

OTHER SUBSEQUENT EVENTS

  PROMISSORY NOTE - Vista has been negotiating with the holder of a 12% promissory note for $300,000 who has verbally agreed to extend the maturity date of the 12% promissory note. Definitive agreements for the 12% promissory note extension are being prepared and management anticipates that they will be executed by April 30, 1998.

  SALE OF MARKETABLE SECURITIES - Between March 1, 1997 and July 3, 1997, the Company sold 35,000 shares of TCPI common stock with net proceeds to the Company of approximately $360,000. Between July 4, 1997 and December 31, 1997, the Company sold an additional 180,050 shares of TCPI common stock with net proceeds to the Company of approximately $1,316,000. Proceeds were utilized for operations and to purchase additional investments through December 31, 1997. The sale of TCPI stock subsequent to March 1, 1997 resulted in a net loss of approximately $1,000,000 for the Company. As of February 28, 1998, the Company had 43,850 shares of TCPI.

  FIRST AMERICAN AMO - In May 1997, Ace entered into an agreement to form a new corporation, First American AMO ["AMO"], which is located in Palm Harbor, Florida. Ace agreed to fund AMO up to $450,000 prior to separate outside funding of AMO. Ace owns 83% of the issued and outstanding common stock of AMO upon signing of this agreement. AMO is an automotive maintenance organization that improves the efficiencies of fixing a car.

  ASSET PURCHASE AGREEMENTS - In July 1997, Vista Southwest entered into an asset purchase and lease assumption agreement whereby Vista Southwest agreed to purchase certain equipment for a total purchase price of $411,860, consisting of $50,000 in cash payments, $361,860 in a promissory note with annual interest of 8%. The principal and interest on the note is due the earlier of June 30, 1999 or 30 days following the close of an offering of securities of Vista Southwest or Vista Technologies, Inc. with net proceeds of not less than $2,000,000. The estimated fair value of the acquired equipment is $120,000. Therefore, goodwill of approximately $292,000 was recorded on this transaction.

  Also in July 1997, ICON Vision Centers, Inc., a wholly owned subsidiary of the Company, entered into an asset purchase agreement to purchase certain fixed assets and inventory for a total purchase price of $128,000, consisting of $25,600 in cash and $102,400 in a non-interest bearing promissory note. The note has monthly payments of $3,200 and will be paid in full by April 30, 2000. The estimated fair value of the inventory and fixed assets is approximately $50,000. Therefore, goodwill of approximately $78,000 was recorded on this transaction.

  ADDITIONAL DEBT FINANCING - Subsequent to year end, ACE opened a margin account with its broker and borrowed funds against its holdings of TCPI shares. At February 28, 1998, there was no balance owing on the margin account.

AUTHORITATIVE PRONOUNCEMENTS

      The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", and SFAS No. 129, "Disclosure of Information About Capital Structure". Both are effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies the computation of earnings per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. The statement requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share include no dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.

      While Vista has not analyzed SFAS No. 128 sufficiently to determine its long-term impact on per share reported amounts, SFAS No. 128 should not have a significant effect on historically reported per share loss amounts.

      SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

      The FASB has issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No.130 is not expected to have a material impact on Vista.

      The FASB has issued FASB No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on Vista.

U.S. DOLLAR PRESENTATION AND FOREIGN CURRENCY FLUCTUATIONS

     Except as otherwise stated in this Report, all monetary amounts have been presented in U.S. dollars.

      Vista's European operating subsidiaries in Italy and Sweden currently represent a significant portion of Vista's revenues and expenses that are collected and paid in foreign currencies. Vista publishes its consolidated financial statements in U.S. dollars after translating transactions in foreign currencies into U.S. dollars. In periods when the U.S. dollar depreciates against the relevant foreign currencies, reported earnings attributable to transactions in foreign currencies may be materially enhanced. In periods when the U.S. dollar appreciates against the relevant foreign currencies, however, reported earnings attributable to transactions in foreign currencies may be materially reduced. Fluctuations in the exchange rate between foreign currencies and the U.S. dollar may also affect the book value of Vista's assets and the amount of its stockholders' equity.


ITEM 7. FINANCIAL STATEMENTS

      The following financial statements are included later in this Report:


                    ATLANIC CENTRAL ENTERPRISES LIMITED
          CONSOLIDATED FINANCIAL STATEMENTS AT FEBRUARY 28, 1997


Index to Consolidated Financial Statements at February 28, 1997
   and for the Year ended February 28, 1997 ...........................  F-1
Independent Auditor's Report ..........................................  F-2
Consolidated Financial Statements as of February 28, 1997:
  Consolidated Balance Sheet at February 28, 1997 .....................  F-3
  Consolidated Statement of Operations for the Year
    ended February 28, 1997 ...........................................  F-5
  Consolidated Statement of Changes in Shareholders' Equity
    for the Year ended February 28, 1997 ..............................  F-6
  Consolidated Statement of Cash Flows for the Year
    Ended February 28, 1997 ...........................................  F-7
  Notes to Consolidated Financial Statements ..........................  F-9

Not covered by report of independent auditor:
Index to Consolidated Financial Statements at February 29, 1996
   and for the Year ended February 29, 1996 ...........................  F-33
Consolidated Financial Statements as of February 29, 1996:
  Consolidated Statement of Operations for the Year
    ended February 29, 1996 ...........................................  F-34
  Consolidated Statement of Changes in Shareholders' Equity
    for the Year ended February 29, 1996 ..............................  F-35
  Consolidated Statement of Cash Flows for the Year
    Ended February 29, 1996 ...........................................  F-36


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  As reported in ACE's Current Report on From 8-K dated May 28,1997, ACE changed its independent accountants in May 1997. The accounting firm of KPMG Peat Marwick LLP acted as principal independent public accountants to audit the consolidated financial statements of ACE for its fiscal year ended February 29, 1996. On May 28, 1997, the Company was advised by KPMG Peat Marwick LLP that the client-auditor relationship between ACE and KPMG Peat Marwick LLP had been terminated. The report of KPMG Peat Marwick LLP on the consolidated financial statements of ACE for the fiscal year ended February 29, 1996 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified is to uncertainty, audit scope, or accounting principles. The decision to terminate the client-auditor relationship between ACE and KPMG Peat Marwick LLP was initiated by KPMG Peat Marwick LLP, and ACE's Board of Directors accordingly did not participate in a decision to change the Company's independent accountants. In connection with its audit for the fiscal year ended February 29, 1996 and the subsequent interim period through

May 28, 1997, there were no disagreements of ACE with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG Peat Marwick LLP would have caused them to make reference thereto in their report on the financial statements for such year. During the fiscal year ended February 29, 1996 and prior fiscal periods of ACE, there have been no reportable events (as defined in Regulation S-K
Item 304(a)(1)(v)).

  On May 30, 1997, ACE engaged the services of the independent public accounting firm of Moore Stephens, P.C. to act as the principal independent accountants as to ACE's consolidated financial statements for its most recent
fiscal year ended February 28, 1997.   Prior to engaging Moore Stephens, P.C.,
ACE did not consult its new independent public accountants as to the application of accounting principles to a specified transaction, either completed or proposed, or as to the type of audit opinion that might be rendered on ACE's financial statements. ACE's Board of Directors participated in and approved the decision to appoint Moore Stephens, P.C. to act as the principal independent accountants as to the Company's consolidated financial statements for its most recent fiscal year ended February 28, 1997.


                                 PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

  The Company's Directors and Officers at February 28, 1997 were as follows:


Name                        Age   Positions
--------------------------  ---   -----------------------------------------

Murray D. Watson             53   Chairman of the Board, CEO, President and
                                  Director
Kenneth G. Howling           40   Vice President of Finance and Treasurer
Paul E. Heney                38   Secretary
Kevin J. Quinn               55   Assistant Secretary and Director
Peter Bubenzer               42   Director
William G. Hutchinson        59   Director
Judith Collis                37   Director

MURRAY D. WATSON

  Mr. Watson served as a director, President and CEO of ACE and its predecessor corporation, Pharma Patch Plc, both publicly-traded companies, from July 1993 to June 4, 1997, and as a director of Technical Chemical Products, Inc., a publicly-traded company, from January 1996 to May 1996. Pharma Patch Plc was an Irish public company engaged in research and development of both advanced transdermal drug delivery systems and advanced skin penetration enhancers, a business sold by Pharma Patch in late 1995 to Technical Chemical Products, Inc. Pharma Patch Plc reorganized by transferring all of its assets and liabilities to Atlantic Central in January 1997. Prior to July 1993, Mr. Watson had been the President and Chief Operating Officer of Pharma Patch's predecessor, Medipro Sciences Limited, from November 1987. Mr. Watson has over 25 years of experience in the international health care industry, including Vice President, Picker International, Inc.; President, Odyssey Inc.; and General Manager, American Hospital Supply Corp. of Canada. As president since 1985 of the M.D.W. Group, Inc., a privately owned merchant banking company, he has managed a broad spectrum of business ventures. Mr. Watson received his B.A. Science in Civil Engineering in 1965 from the University of Toronto and his M.B.A. in 1971 from York University, Toronto, Canada.

KENNETH G. HOWLING, CPA

  Mr. Howling served from November 8, 1993 until November 14, 1997 as Vice President of Finance and Chief Financial Officer of Atlantic Central and its corporate predecessor, Pharma Patch Plc. From June 1988 until November 1993, Mr. Howling was employed by Roberts Company Canada Limited in the capacities of corporate Secretary and Controller from June 1988 until May 1991 and as General Manager from June 1991 until November 1993. Prior to June 1988, he was employed for ten years in financial and general management positions with Smith Kline Beecham, Bencard Allergy Laboratories, McGraw Edison and Price Waterhouse. Mr. Howling has been involved in acquisitions, corporate restructuring, cash flow management, human resource management and management information systems.

  He received a Certified Public Accountant license from the State of New Jersey in 1987 and holds a B.A. degree in Accounting from Upsala College in East Orange, New Jersey.

PAUL E. HENEY

  Mr. Heney was elected ACE's Secretary from February 2, 1996 through June 4, 1997. Mr. Heney is an attorney and has practiced law in the Toronto law firm of Heney & Associates since 1991.

KEVIN J. QUINN

  Mr. Quinn was elected ACE's Assistant Secretary from February 2, 1996 through June 4, 1997, served as a director from November 21, 1996 to June 4, 1997, and served as a director of Pharma Patch from March 1996. See "Fraudulent Share Issuances and Legal Proceedings Against Former Counsel" in
Item 3 and "Subsequent Events - Other Events" in Item 6 of this Report.

WILLIAM HUTCHISON, B. ENG., P. ENG.

  Mr. Hutchison is the Managing Director of Quorum Growth International Limited, located in Singapore. Quorum is a Canadian headquartered company providing expansion capital and strategic management expertise to technology-rich growth companies. Prior to joining Quorum, Mr. Hutchinson was National Managing Partner for the Information Technology Practice of Ernst & Young (Canada) and also National Director, Information, Communications and Entertainment Industries and Chairman of the International Telecommunications Industries Practice of Ernst & Young; Chairman & CEO of Infomart, Canada's first computer systems manufacturing firm. Mr. Hutchison has focused much of his 35 year career in pioneering efforts to help establish Canada's advanced technology infrastructure. He was Chairman of the Executive Committee that created CANARIE Inc.; a former Chairman of the Board and he continues as a director. Other positions Mr. Hutchison has held include Vice Chairman of the Prime Minister's National Advisory Board for Science and Technology; founder, Director and Chairman of the Canadian Advanced Technology Association (CATA); and founder and Director if Precarn Associates, Ltd. Mr. Hutchison received his B. Eng. In Electrical Engineering in 1962 from McGill University in Montreal, Quebec.

PETER BUBENZER

  Peter Bubenzer was educated in Bermuda and England, studied law at Exeter University, England graduating in 1978. He joined Gray's Inn and was called to the Bar in England in 1979 and to the Bermuda Bar in 1980. He joined Appleby, Spurling & Kempe in October 1980 and became a partner in December, 1986. He practices in the area of Company law, specializing in Securities and Fund work, and now is Head of the Company Department of that firm. He had published various articles and spoken at various conferences on the topic of Mutual Funds in Bermuda.

JUDITH COLLIS

  Judith Collis was educated in Bermuda and England and studied at McGill University, Canada, graduating in 1981 before going on to study law at Bristol University and King's College, London University, graduating in 1984. She was called to the Bar in England and Wales in 1985 and to the Bermuda Bar in 1986. She joined Appleby, Spurling & Kempe as an Associate in 1986 in the Company Department and became a Partner in the Firm in 1991. She practices in the area of company law, and is the Head of the Firm's Mutual Fund and Unit Trust Team, and Deputy Head of the Firm's Security Team.

  The consulting agreements between Pharma Patch PLC and corporate affiliates of Messrs. Watson and Howling were assumed by ACE upon consummation of the Plan of Reorganization. The compensation arrangements described in the consulting agreements did not change.


  See "Subsequent Events" in Item 6 of this Report for changes in the Directors and Officers subsequent to February 28, 1997.

  The share holdings of officers and directors of ACE after consummation of the Plan of Reorganization were as follows:

                                   Ordinary Shares          Percentage
                                    Beneficially          of Outstanding
                                      Owned (1)              Shares (2)
                                   ----------------       ---------------
Murray D. Watson ...............        41,628 (3)               2.5%
Kenneth G. Howling .............        11,300                   0.7%
Paul E. Heney ..................        30,250                   1.8%
Kevin J. Quinn .................        11,641                   0.7%
Peter Bubenzer .................           -0-                    --
William G. Hutchinson ..........           -0-                    --
Judith Collis ..................           -0-                    --
All Officers and Directors
  as a Group  (seven persons) ..        94,819                   5.7%

__________________________
(1) Unless otherwise indicated, all shares are beneficially owned and sole voting and investment power is held by the person and entity listed in the table above.
(2)     Based on 1,654,157 shares outstanding at February 28, 1997.
(3) Includes 41,628 shares owned by Trident Management Inc. in which Mr. Watson is a minority shareholder. Mr. Watson disclaims beneficial ownership of such shares.

MANAGEMENT OF THE COMPANY

     There is no family relationship between any of ACE's directors and executive officers. All directors hold office until the next annual meeting of stockholders and until their successors are elected. Officers serve at the discretion of the Board of Directors. There are no arrangements or understandings between any director and any other person pursuant to which any person was elected or nominated as a director.

      The Board of Directors currently has no committees of the Board.

      During the fiscal year ended February 28, 1997 the Board of Directors held eight meetings and took certain actions by unanimous written consent of the Board. No director attended fewer than 75% of all meetings of the Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires ACE's executive officers and directors, and persons who beneficially own more than 10% of ACE's stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Based upon a review of the copies of such forms furnished to ACE, responses from ACE's executive officers and directors in reply to monthly questionnaires, and other information available to ACE, ACE believes that as of February 28, 1997, all Section 16(a) filing requirements applicable to its executive officers and directors were complied with.

      Certain foreign corporate shareholders hold ACE common stock and warrants and are believed in certain cases to share common management. Inmost instances, beneficial ownership of ACE securities held by such foreign corporate shareholders has not been disclosed to ACE. Based on information available to ACE, ACE has no reason to believe that any of such parties are currently required to file reports under Section 16(a) of the Exchange Act. However, since ACE does not necessarily have access to all information that may be relevant, ACE expresses no opinion whether any such group of foreign investors that may share common management may be required to file reports under Section 16(a) of the Exchange Act.

ITEM 10.      EXECUTIVE COMPENSATION

SUMMARY EXECUTIVE COMPENSATION

                                    Annual Compensation              Long Term Compensation
                             --------------------------------    --------------------------------
                                                                       Awards            Payouts
                                                                 ---------------------   --------
                                                     Other       Restricted Securities
                                                     Annual        Stock    Underlying     LTIP    All Other
   Name and         Fiscal    Salary        Bonus   Compen-       Awards     Options/     Payouts   Compen-
Principal Position  Year(1)     ($)          ($)    sation($)       ($)       SARs(#)       ($)    sation($)
------------------  -------  ---------   ---------  ---------    ---------   ---------    -------  ---------
Murray D. Watson      1997   $158,335(2)     -0-    $(309,375)(6)     -0-        -0-          -0-       -0-
  President and       1996   $211,719        -0-    $ 309,375 (3)     -0-        -0-          -0-       -0-
  Chief Executive
  Officer (2)

Kenneth G. Howling    1997   $ 70,000(4)     -0-    $(115,000)(6)     -0-        -0-          -0-       -0-
  Vice President      1996   $117,917        -0-    $ 115,000 (5)     -0-        -0-          -0-       -0-
  of Finance and
  Chief Financial
  Officer

________________________________________

(1) Information set forth in the table represents data for the fiscal years ended February 28, 1997 ("1997") and February 29, 1996 ("1996").

(2) Mr. Watson resigned as President and Chief Executive Officer of the Company on March 6, 1997. Compensation set forth in the table for 1997 includes compensation paid to a corporate affiliate of which Mr. Watson is a minority shareholder. Compensations set forth in the table for 1997 excludes compensation paid to a corporate affiliate of which ACE is the controlling stockholder, for salary in the amount of $66,665 unrelated to his ACE activities.

(3) Represents 257,813 Ordinary Shares valued at $0.80 per share and 206,250 Ordinary Shares valued at $0.50 per share which were issued to a corporation in which Watson is a minority shareholder.

(4) Mr. Howling resigned as Chief Financial Officer and Vice President of Finance of the Company on November 14, 1997. Compensation set forth in the table for 1997 includes compensation paid to a corporate affiliate of which Mr. Howling is the sole shareholder. Mr. Howling's affiliate was also compensated during 1997 by Vista, of which ACE is the controlling stockholder, for salary in the amount of $55,000 unrelated to his ACE activities, and such other compensation paid by Vista is not included in the table.

(5) Represents 143,750 Ordinary Shares valued at $0.80 per share issued to a consulting company in which Mr. Howling is the sole shareholder.

(6) Upon consummation of the Plan of Reorganization, Trident Management, Inc. ("TMI") and Pinnacle Financial Corporation, corporate affiliates of Messrs. Watson and Howling, respectively, have returned to ACE the shares received from the Company as described under the caption "Other Annual Compensation" for the fiscal year ended February 29, 1996.

THE 1996 STOCK OPTION PLAN

       On February 2, 1996, the Company's Board of Directors proposed the 1996 Stock Option Plan [Option Plan} that was approved by the stockholders of the Company in 1996. The purpose of the Option Plan is to permit the Board or a Committee of the Board the flexibility of granting options of the Company's common stock in lieu of cash to compensate officers, directors, employees and other individuals acting as professionals, consultants and/or advisers to the Company for services rendered to the Company and its subsidiaries. A total of 350,000 shares of common stock are available for payment of compensation under the Option Plan. No compensation awards under the Option Plan have been made.

OTHER

      ACE currently has no pension, retirement, annuity, savings or similar benefit plan which provides compensation to its executive officers or directors except for group health and life insurance plans.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information (except as otherwise indicated by footnote) as of March 31, 1998 for common stock owned by (i) each person known by management to beneficially own more than 5% of ACE's outstanding Common Stock, (ii) each of ACE's directors, and (iii) all executive officers and directors as a group:

                                                        Common Stock
                                               -------------------------------
     Name or Group                              No. of Shares   % of Class (1)
-----------------------------------------      --------------   --------------
Directors:
   Patrick J. Rooney ....................         876,679   (2)         32.9%
   Jeffrey D. Dickson ...................               -0-               --
   Patrick J. O'Sullivan ................               -0-               --
All officers and directors
  as a Group (three persons) ............         876,679   (3)         32.9%

____________________________________________

(1)     Based on 2,662,396 shares of Common Stock outstanding at February 28,
        1998.

(2) Includes shares which may be deemed indirectly beneficially owned, consisting of 876,679 shares of common stock owned by various corporations in which Mr. Rooney is not an officer or director and in which he owns less than a majority of the voting capital stock. None of such corporations individually owns more than 5% of the Company's outstanding capital stock. Mr. Rooney disclaims beneficial ownership of the Company's shares owned by such corporate entities.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Atlantic Central Enterprises Limited ("ACE") is a Bermuda company with securities publicly traded in the United States over-the-counter market. In January 1997, ACE acquired all of the assets and liabilities of Pharma Patch Plc ("Pharma Patch"), a publicly-traded company with its principal office in Dublin, Ireland. Pharma Patch Plc was an Irish public company formerly engaged in research and development of advanced transdermal drug delivery systems and advanced skin penetration enhancers, a business sold by Pharma Patch in late 1995 to Technical Chemical Products, Inc. References in this Report to Atlantic Central as to periods prior to February 1997 include Pharma Patch as the predecessor-in-interest of Atlantic Central.

      As described in more detail below, Atlantic Central acquired a controlling equity interest in Vista in March 1996 and owned 3,423,800 shares of Vista's common stock at August 31, 1997, representing approximately 54.1%of Vista outstanding Vista common stock. Since February 1996, Atlantic Central has charged Vista for allocations of certain salaries and office expenses incurred by Atlantic Central in Toronto, Canada for use of a portion of management time devoted to Vista by Murray D. Watson and Kenneth G. Howling and their support staff. Atlantic Central has also advanced funds to or for Vista's account from time to time, of which $800,000 was repaid in cash in late 1996.

      Vista has been dependent in recent periods upon advances from Atlantic Central for funds to sustain Vista's operations. Outstanding advances due to Atlantic Central are classified as short-term obligations, totaled $723,000 as of February 28, 1997, and have subsequently increased to approximately $1,100,000 as of September 30, 1997. Advances from Atlantic Central are secured by Vista's agreement to pledge shares of its European subsidiaries as collateral security for repayment of its obligations to Atlantic Central. There can be no assurance that Atlantic Central will continue to provide advances to Vista or that Vista will be able to obtain additional capital from other sources.

      Murray D. Watson served from July 1993 to June 5, 1997 as Chairman of the Board, Chief Executive Officer and a director of ACE and is currently employed as an executive officer of another subsidiary of ACE. Mr. Watson has also served as a director and Vice Chairman of Vista from February 1994 to the present time, and has served as acting President and Chief Executive Officer of Vista from March 6, 1997 to July 22, 1997 and from September 9, 1997 to the present date. Kenneth G. Howling, former Vice President and Chief Financial Officer of ACE, served as Vista's Treasurer and Chief Financial Officer from February 16, 1996 to November 14, 1997.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS.   The following exhibits are filed with this Report or
incorporated by reference to prior filings.

 #      Denotes exhibits filed with this Report.

(M)     Denotes management contract or compensation plan or arrangement.


  Exhibit
    No.           Description
  -------         -------------------------------------------------------

#       2.1         Business Transfer Agreement between Registrant and Pharma Patch PLC dated January 17, 1997.

  3.1   Registrant's Memorandum of Association filed with the Bermuda
        Registrar of Companies on February 2, 1996, amended by Memorandum of
        Increase of Share Capital dated August 16, 1996 and Certificate of
        Incorporation on Change of Name dated April 22, 1996 [incorporated by reference to Exhibit 3.1 filed with Registrant's Amendment No. 1 to Registration Statement on Form S-4, Commission File Number
        333-10263].

#       3.2         Registrant's Bye-Laws as adopted on November 20, 1996.

  (M)   10.1        Management and Consulting Agreement dated November 16, 1995 between
                    Pharma Patch PLC and Trident Management Inc. [incorporated by reference to Exhibit 10.1 filed with Registrant's Amendment No. 1 to
                    Registration Statement on Form S-4, Commission File Number
                    333-10263].

  (M)   10.2        Management and Consulting Agreement dated November 16, 1995 between
                    Pharma Patch PLC and  Pinnacle Financial Corporation [incorporated by reference to Exhibit 10.2 filed with Registrant's Amendment No. 1 to Registration Statement on Form S-4, Commission File Number
                    333-10263].

  (M)   10.3        Registrant's 1996 Stock Option Plan [incorporated by reference to
                    Exhibit 4.1 filed with Registrant's Registration Statement on Form
                    S-4, Commission File Number 333-10263].

# (M)   10.4        Director and Officer Indemnification Agreement dated February 1,
                    1994 between Vista Technologies Inc. and Murray D. Watson.

#       10.5        Form of Regulation S Offshore Transaction Subscription Agreement
                    relating to 1996 private placement offering of Pharma Patch shares in exchange for cash and surrender of Pharma Patch Class C warrants.

#       10.6        Form of Regulation D Subscription Agreement relating to 1996 private placement offering of Pharma Patch shares in exchange for cash and surrender of Pharma Patch Class C warrants.

#       10.7.1      $177,777 in principal amount of 12% Convertible Promissory Notes due
                    June 15, 1998 issued by Vista Technologies Inc. to G. Lennart
                    Perlhagen dated June 1, 1995.

#       10.7.2      $100,000 in principal amount of 12% Convertible Promissory Notes due
                    June 15, 1998 issued by Vista Technologies Inc. to Quintillion B.V.
                    dated June 15, 1995.

#       10.7.3      Form of Royalty Agreement dated as of June 15, 1995 by Vista Vision
                    Scandinavia AB in favor of G. Lennart Perlhagen and Quintillion B.V.

#       10.8.1      Form of Term Sheet between the Registrant and Jeffrey Dickson relating to First American AMO.

#       10.8.2      Promissory Note in the principal amount of $138,698 issued to
                    Registrant by First American-AMO Inc.

#       10.9        Term Sheet dated August 18, 1997 between the Registrant and WSM
                    Consultants Ltd.

#       10.10       Stock Purchase Agreement dated March 1, 1996 between Vista
                    Technologies Inc. and Pharma Patch Plc as to the sale of 200,000 shares of Vista common stock for $500,000.

#       10.11       Agreement dated as of March 1, 1996 between Vista Technologies Inc.
                    and Pharma Patch Plc. as to sale of 2,060,000 shares of Vista common stock.

#       10.12       Form of Share Exchange Agreement dated March 29, 1996 among Pharma
                    Patch PLC, Therapeutic Patch Research N.V., Saliva Research Limited
                    and Westcliff Partners Inc. as to shares of Vista Technologies Inc.

#       10.13.1     12% Promissory Note in the principal amount of $300,000 due June 30,
                    1997 issued by Vista Technologies Inc. to Castle Rock Partners LP.

#       10.13.2     Security Agreement dated November 11, 1996 by Vista Technologies
                    Inc. to secure 12% promissory note.

#       10.14       Resolution adopted by Vista Technologies Inc. Board of Directors on
                    March 6, 1997 granting security interest in capital stock of its
                    European subsidiaries to secure advances from the Registrant.

#       10.15       Employment Agreement dated as of January 31, 1996 between Vista
                    Technologies Inc. and Thomas A. Schultz.

#       10.16       Employment Agreement dated November 1, 1996 between the Vista
                    Technologies Inc. and  Allen J. Simon.

#       10.17       Agreement dated January 6, 1997 among Vista Technologies Inc.,
                    Pharma Patch PLC, RS-800 Inc., Vista Laser Centers of the Northeast
                    Inc., Dr. Sheldon Herzig, Cherry Sharrer and Cherry Development
                    Corp.

#       10.18.1     Assignment of Office Lease dated January 31, 1996 among Evergreen
                    Corporate Center as landlord, Northern Arizona Eye Clinic as assignor and Vista Laser Centers of the Southwest, Inc. as tenant-
                    assignee for premises in Scottsdale, Arizona.

#       10.18.2     Office Lease dated December 28, 1992 between Evergreen Corporate
                    Center as landlord and Northern Arizona Eye Clinic as tenant for premises in Scottsdale, Arizona.

#     10.19         Exchange Agreement dated October 1, 1996 between Vista Laser Centers of the Southwest, Inc. and Vista Technologies Inc.

#     10.20         Promissory Note dated July 1, 1997 in the principal amount of
                    $361,860 issued by Vista Laser Centers of the Southwest, Inc. to
                    Casebeer Eye Centers, Ltd.

#       21          Subsidiaries of the Registrant.

#       27          Financial Data Schedule at February 28, 1997.



(b)      REPORTS ON FORM 8-K.

  (1) During the three months ended February 28, 1997, the Registrant did not file any Current Reports on Form 8-K with the Securities and Exchange Commission.

  (2) Subsequent to February 28, 1997, the Company filed Current Reports on Form 8-K, as follows:

        (i)   The Company filed a Current Report dated as of May 27,
1997 concerning a change in auditors. Reference is made to Item 8 of this Report.

        (ii) ACE filed a Current Report dated as of June 4, 1997 concerning changes in management. The report noted that Mr. John E. McConnaughy, Jr. and Mr. Patrick J. Rooney were elected to ACE's Board of Directors. Mr. McConnaughy was named Chairman of the Board and Mr. Rooney was elected President and Chief Executive Officer. That Report also noted that Mr. Murray D. Watson had resigned as President and a Director and Kevin J. Quinn had resigned as a director. See "Subsequent Events - Changes in Officers and Directors" in item 6 of this Report.

        (iii) ACE filed a Current Report dated as of June 27, 1997 announcing a changed in the Company's fiscal year-end from February 28 of each year to end on March 31 of each year commencing with the period ending March 31, 1997.

        (iv)  ACE filed a Current Report dated as of December 12,
1997 disclosing that management discovered for the first time on December 12, 1997 that its former U.S. counsel, Kevin J. Quinn, fraudulently caused 960,000 newly issued and freely-tradable shares of the Company's common stock to be issued to Mr. Quinn, his affiliate or to his brokerage account in Vancouver, Canada, during the period from March 25, 1997 through July 31, 1997. As a result, records of the Company's transfer agent indicate there are currently 2,662,396 shares outstanding of the Company's common stock including the 960,000 shares issued without consideration at Mr. Quinn's fraudulent instructions and without the prior authorization or knowledge of the Company's board of directors and management. That Report also noted that the Company had discovered for the first time in November 1997 that Mr. Quinn had been suspended from the practice of law in 1993 as a result of a 1992 conviction for embezzlement and that he was permanently disbarred by the California State Bar in September 1997. See "Fraudulent Share Issuances and Legal Proceedings Against Former Counsel" in Item 3 and "Subsequent Events - Other Events" in
Item 6 of this Report.

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
       AT FEBRUARY 28, 1997 AND FOR THE YEAR ENDED FEBRUARY 28, 1997

                                                                   Page
                                                                   ----

Independent Auditor's Report .................................      F-2

Consolidated Financial Statements:

    Consolidated Balance Sheet ...............................      F-3

    Consolidated Statement of Operations .....................      F-5

    Consolidated Statement of Shareholders' Equity ...........      F-6

    Consolidated Statement of Cash Flows .....................      F-7

Notes to Consolidated Financial Statements ...................      F-9



                       INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders of
  Atlantic Central Enterprises Limited
  Bermuda


        We have audited the accompanying consolidated balance sheet of Atlantic Central Enterprises Limited as of February 28, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended February 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic Central Enterprises Limited as of February 28, 1997, and the results of their operations, and their cash flows for the year ended February 28, 1997, in conformity with generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of approximately $12,546,000, a loss from continuing operations of approximately $10,316,000, a working capital deficit of approximately $874,000 and utilized approximately $4,173,000 in cash for operating activities for the year ended February 28, 1997. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                      /s/ Moore Stephens, P.C.
                                      MOORE STEPHENS, P. C.
                                      Certified Public Accountants.

Cranford, New Jersey
July 3, 1997

ATLANTIC CENTRAL ENTERPRISES LIMITED
-----------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 28, 1997
[EXPRESSED IN U.S. DOLLARS]
-----------------------------------------------------------------------------


ASSETS:

Current Assets:
  Cash and Cash Equivalents ................................    $  1,806,672
  Prepaid Expenses .........................................         158,245
  Accounts Receivable - Trade ..............................         142,281
  Accounts Receivable - VAT ................................          18,479
  Notes Receivable .........................................         125,000
  Investment in TCPI - Available for Sale at Market Price ..       2,372,500
                                                                ------------

  Total Current Assets .....................................       4,623,177
                                                                ------------
Long-Term Assets:
  Property and Equipment - Net .............................       2,094,812
  Long-Term Note Receivable ................................         410,838
  Long-Term VAT Receivable .................................         178,890
  Other Assets .............................................          78,115
  Long-Term Receivable - Related Party .....................         733,062
                                                                ------------

  Total Long-Term Assets ...................................       3,495,717
                                                                ------------

  Total Current Assets .....................................    $  8,118,894
                                                                ============









See Accompanying Notes to Consolidated Financial Statements.

ATLANTIC CENTRAL ENTERPRISES LIMITED
-----------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF FEBRUARY 28, 1997
[EXPRESSED IN U.S. DOLLARS]
-----------------------------------------------------------------------------


Liabilities and Shareholders' Equity:
Current Liabilities:
  Accounts Payable .........................................    $  2,633,496
  Accrued Expenses .........................................       1,353,184
  Accounts Payable - Related Parties .......................         365,417
  Current Portion of Long-Term Debt ........................         370,373
  Current Portion of Obligations Under Capital Leases ......         274,510
  Note Payable - Current Portion ...........................         500,000
                                                                ------------

  Total Current Liabilities ................................       5,496,980
                                                                ------------

Long-Term Liabilities:
  Long-Term Debt - Net of Current Portion ..................         766,665
  Obligations Under Capital Leases .........................       1,059,769
  Notes Payable - Net of Current Portion ...................         277,777
                                                                ------------

  Total Long-Term Liabilities ..............................       2,104,211
                                                                ------------

Commitments and Contingencies                                             --
                                                                ------------

Minority Interest ..........................................         211,410
                                                                ------------
Shareholders' Equity:
  Capital Stock - 50,000,000 Common Shares Authorized,
    1,654,157 Common Shares Issued and Outstanding ..........         16,542

  Premium in Excess of Par Value ...........................      20,391,325

  Foreign Currency Translation Adjustment ..................         159,431

  Unrealized Loss on Investment ............................      (1,569,000)

  Accumulated Deficit ......................................     (18,692,005)
                                                                ------------
  Total Shareholders' Equity ...............................         306,293
                                                                ------------

  Total Liabilities and Shareholders' Equity ...............    $  8,118,894
                                                                ============





See Accompanying Notes to Consolidated Financial Statements.

ATLANTIC CENTRAL ENTERPRISES LIMITED
-----------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEAR ENDED FEBRUARY 28, 1997 [EXPRESSED IN U.S. DOLLARS]
-----------------------------------------------------------------------------

Revenues .................................................     $  3,485,667
                                                               ------------
Operating Expenses:
  Administrative .........................................        8,663,704
  Writedown of Goodwill ..................................        4,280,107
  Depreciation and Amortization ..........................          777,202
  Provision for Doubtful Accounts ........................           91,867
  Gain on Sale of Assets .................................          (14,621)
  Foreign Exchange .......................................            3,202
                                                               ------------

  Total Operating Expenses ...............................       13,801,461
                                                               ------------

  Loss from Continuing Operations ........................      (10,315,794)
                                                               ------------
Other Income and [Expenses]:
  Loss on Sale of Marketable Securities ..................       (2,096,214)
  Interest Expense .......................................         (275,787)
  Interest Expense - Related Party .......................          (27,774)
  Other Income ...........................................           76,388
  Other Expenses .........................................               --
                                                               ------------

  Total Other [Expenses] .................................       (2,323,387)
                                                               ------------

  Loss Before Discontinued Operations ....................      (12,639,181)
                                                               ------------
Discontinued Operations:
  Loss from Discontinued Operations ......................               --
  Gain of Sale of Business Segment .......................               --
                                                               ------------

  Gain on Discontinued Operations ........................               --
                                                               ------------
  [Loss] Before Equity Investee
    and Minority Interest Income [Loss] ..................      (12,639,181)

Equity Investee [Loss] ...................................       (1,934,171)
                                                               ------------

  [Loss] Income Before Minority [Loss] ...................      (14,573,352)

Minority Interest Loss ...................................        2,027,233
                                                               ------------

  Net [Loss] .............................................     $(12,546,119)
                                                               ============
Per Share Common Stock:
  Loss from Continuing Operations ........................     $      (7.54)
  Discontinued Operations ................................     $         --
  Net Earnings [Loss] ....................................     $      (7.54)

  Weighted Average Number of Ordinary Shares Outstanding .        1,663,163

See Accompanying Notes to Consolidated Financial Statements.

ATLANTIC CENTRAL ENTERPRISES LIMITED
-----------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AS OF FEBRUARY 28,
1997
[EXPRESSED IN U.S. DOLLARS]
-----------------------------------------------------------------------------

                       Capital Stock                       Foreign      Unrealized
                   --------------------     Premium in     Currency        Gain                         Total
                    Number of               Excess of     Translation   [Loss] on     Accumulated    Shareholders'
                      Shares     Amount     Par Value      Adjustment   Investments      Deficit        Equity
                   ----------   --------   ------------   -----------   -----------   ------------   -------------

Balance -
February 29, 1996   1,141,603     11,411     17,649,925        (6,518)    3,176,108     (6,249,628)     14,581,298

Issuance of Stock

  Payment of
   Professional Fees   63,874        639        322,597            --            --             --         323,236

  Shares Issued to
   Acquire 900,000
   of Vista's
   Outstanding
   Common Stock       450,000      4,500      2,245,500            --            --             --       2,250,000

  Private Placement    60,000        600        299,400            --            --             --         300,000

  Share Issuance
   Cost                    --         --       (126,705)           --            --             --        (126,705)

Unrealized Loss
  on Investments           --         --             --            --    (4,745,108)            --      (4,745,108)

Adjustment for
  European Operating
  Subsidiaries to
  Conform to
  Reporting Periods        --         --             --            --            --        103,742         103,742

Net Loss                   --         --             --            --            --    (12,546,119)    (12,546,119)

Return of Shares
  by Pinnacle
  and Trident         (60,780)      (608)           608            --            --             --              --

Foreign Currency
  Translation
  Adjustment               --         --             --       165,949            --             --         165,949
                   ----------   --------   ------------   -----------   -----------   ------------   -------------

Balance -
February 28, 1997   1,654,157   $ 16,542   $ 20,391,325   $   159,431   $(1,569,000)  $(18,692,005)  $     306,293
                   ==========   ========   ============   ===========   ===========   ============   =============

See Accompanying Notes to Consolidated Financial Statements.

ATLANTIC CENTRAL ENTERPRISES, LIMITED
-----------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEAR ENDED FEBRUARY 28, 1997 [EXPRESSED IN U.S. DOLLARS]
-----------------------------------------------------------------------------

Operating Activities:
  Net [Loss] .............................................     $(12,546,119)
                                                               ------------
  Adjustments to Reconcile Net Income to Net
    Cash [Used for] Operating Activities:
    Writedown of Goodwill ................................        4,280,107
    Depreciation and Amortization ........................          777,202
    Loss on Sale of Marketable Securities ................        2,096,214
    Noncash Expenses .....................................          219,636
    Minority Interest ....................................       (2,130,975)
    Equity Investee Loss [Income] - Net ..................        1,934,171
    Write-Down of Fixed Assets ...........................               --
    Gain on Sale of Business .............................               --

Changes in Assets and Liabilities:
   [Increase] Decrease in:
      Accounts Receivable - Trade ........................          (75,155)
      Accounts Receivable - VAT ..........................           22,455
      Related Parties ....................................           89,454
      Prepaid Expenses ...................................           67,069
      Other Assets .......................................          247,612

    Increase [Decrease] in:
      Accounts Payable - Trade ...........................        1,340,535
      Accounts Payable - Officers ........................          (54,441)
      Accrued Expenses ...................................         (166,767)
      Other Liabilities ..................................         (377,510)
      Foreign Currency Translation Adjustment ............          103,741
                                                               ------------

    Total Adjustments ....................................        8,373,348
                                                               ------------

  Net Cash - Operating Activities - Forward ..............       (4,172,771)
                                                               ------------

Investing Activities:
  Net Proceeds from Sale of Marketable Securities ........        5,510,691
  Issuance of Notes Receivable ...........................         (260,838)
  Purchase of Fixed Assets ...............................         (727,447)
  Note Receivable ........................................         (150,000)
  Cash Acquired in Investment in Vista ...................          249,674
  Advances to Investee Companies .........................         (802,430)
                                                               ------------

  Net Cash - Investing Activities - Forward ..............     $  3,819,650
                                                               ------------



See Accompanying Notes to Consolidated Financial Statements.

ATLANTIC CENTRAL ENTERPRISES LIMITED
-----------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEAR ENDED FEBRUARY 28, 1997 [EXPRESSED IN U.S. DOLLARS]
-----------------------------------------------------------------------------


  Net Cash - Operating Activities - Forwarded ............     $ (4,172,771)
                                                               ------------

  Net Cash - Investing Activities - Forwarded ............        3,819,650
                                                               ------------

Financing Activities:
  Issuance of Notes Payable ..............................          300,000
  Repayment of Capital Lease Obligation ..................         (338,936)
  Proceeds from Long-Term Debt ...........................          604,964
  Shares Issued for Cash .................................          276,894
  Shares Issued by Financing Activities ..................          425,000
                                                               ------------

  Net Cash - Financing Activities ........................        1,267,922
                                                               ------------

Effective of Exchange Rate Change in Cash
  and Cash Equivalents ...................................            1,097
                                                               ------------

Effect of Change in Reporting Periods
  of European Subsidiaries ...............................          221,952
                                                               ------------

  Net Increase in Cash and Cash Equivalents ..............        1,137,850

Cash and Cash Equivalents - Beginning of Year  ...........          668,822
                                                               ------------

  Cash and Cash Equivalents - End of Year ................     $  1,806,672
                                                               ============


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest .............................................     $    275,787
    Income Taxes .........................................     $         --






See Accompanying Notes to Consolidated Financial Statements.

ATLANTIC CENTRAL ENTERPRISES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

[1] The Company and Basis of Presentation

[A] Atlantic Central Enterprises Limited ("ACE" or "The Company") was incorporated under the laws of Bermuda on February 2, 1996 under the name Bamburgh Limited. Thereafter, on April 2, 1996, Bamburgh Limited changed its name to Atlantic Central Enterprises Limited.

ACE has not conducted any business operations since inception other than in connection with the reorganization with Pharma Patch Public Limited Company ("Pharma Patch"). The reorganization, which took place on January 20, 1997, involved Pharma Patch transferring to the Company all of its assets and having the Company assume all of Pharma Patch's liabilities, in exchange for all the outstanding common stock of ACE. Immediately after the transfer Pharma Patch commenced a voluntary liquidation and distributed all the Company's shares to its shareholders. As a result of the reorganization, Pharma Patch shareholders received one common share of the Company for every 10 shares of Pharma Patch owned. This reorganization qualifies under Section 368(1)(1)(F) of the Internal Revenue Code of 1986, as amended.

ACE is currently engaged, through its subsidiary Vista Technologies, Inc. ("Vista"), in providing photrefractive keratectomy ("PRK") and other laser vision correction ("LVC") facilities and services to the health care industry.

As a result of the restructuring, ACE is the successor in interest of Pharma Patch plc. Accordingly, "the Company" will be used interchangeably to refer to ACE and Pharma Patch when describing operational history unless specifically indicated.

[B] Going Concern - The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. The Company has experienced significant net losses, a loss from continuing operations of approximately $10,316,000, has a working capital deficit of approximately $874,000 and utilized approximately $4,173,000 in cash for operating activities for the year ended February 28, 1997. In addition, the Company has serious liquidity problems primarily due to unsuccessful attempts to raise money both at the parent level and at the subsidiary level and significant costs associated with the Company s failed attempts to penetrate the North American vision correction market resulting in losses from operations. The Company and its subsidiaries are developing business plans which when implemented would develop opportunities in the laser vision correction and automotive maintenance markets in North America and/or Europe. Vista's management is developing a business plan which takes advantage of new trends in the laser vision correction business in both North America and Europe. Vista plans to concentrate on its four successful centers in Italy and Sweden in the 1997-1998 fiscal year and focus on the reduction of expenses at the head office level. The Company also plans to sell a portion of its marketable securities, obtain additional debt financing and focus on revenue growth of its existing operations.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The continuation of the Company as a going concern is dependent upon the success of these plans. There can be no assurance of the success of these plans.

[C] Reorganization - On January 20, 1997, the shareholders of Pharma Patch approved the following plan of reorganization with Atlantic Central Enterprises Limited.

ACE was initially capitalized in August 1996 by issuing 1,200,000 shares of common stock to Pharma Patch for $12,000 in cash.

Subsequent to the reorganization, ACE issued an additional 450,000 shares of its common stock in exchange for the stock held by the stockholders of Pharma Patch and dissolved the corporate charter of Pharma Patch.

ATLANTIC CENTRAL ENTERPRISES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

[1] The Company and Basis of Presentation [Continued]

[C] [Continued] - These transactions resulted in the elimination of the 16,541,570 ordinary shares of Pharma Patch and created 1,654,157 shares of common stock (one share of ACE common stock for every 10 ordinary shares of Pharma Patch) in ACE with a par value of $16,542. As a result of the difference between Pharma Patch's ordinary shares issued at par value ($2,343,914) and ACE's common stock issued at par value ($16,542) the premium in excess of par value increased by $2,327,372 (Pharma Patch's par value per ordinary share was Irish Pounds .01 and ACE's par value per common share is US$ .01). All per share amounts in this report have been restated to reflect this reorganization.

[D] Pharma Patch was incorporated under the laws of the Republic of Ireland in January 1992. Prior to July 1993, Pharma Patch had no significant assets or operations. Prior to fiscal 1997 the Company was mainly involved in the research and development of transdermal drug delivery systems and skin permeation technology. The Company developed and patented proprietary technology and secured licensing and product feasibility agreements through research in this area.

[E] On November 15, 1995, Pharma Patch sold substantially all of the operating assets to Technical Chemicals and Products, Inc. ("TCPI") for a gain of approximately $16.4 million. These assets included 11 U.S. patents relating to transdermal drug delivery and skin permeation technology, license rights to skin penetration enhancers and electronically assisted drug delivery, proprietary information and trade secrets related thereto, certain licensing and product feasibility agreements entered into by the Company and all of the Company's fixed assets. TCPI also assumed the sublease of the research facility occupied by the Company.

In consideration for the purchased assets, TCPI issued an aggregate of 786,214 shares of its common stock with a fair value of $11,919,000 and satisfied the $5,000,000 promissory note previously issued by the Company to Flora, Inc. ("Flora") (see note 7). As a result of this transaction, the Company owned 9.9% of TCPI's outstanding common shares and ceased performing research and development work and other operations in the areas of skin penetration enhancers and drug delivery systems.

On January 16, 1996, the Company entered into a supplemental agreement with TCPI, which amended certain provisions of the November 1995, asset purchase agreement. TCPI had filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to the sale of 1,800,000 TCPI common shares (Offering). Pursuant to the terms of the supplemental agreement, the Company executed a lock-up letter with the representative of the TCPI Underwriters providing that it would not sell or otherwise dispose of any of its shares of common stock for a period to expire 180 days following the closing date of the Offering without their prior consent. As consideration for the execution of the lock-up agreement, TCPI (i) terminated an existing lock-up agreement covering TCPI common stock owned by the Company, executed in connection with the asset purchase agreement; (ii) effective as of closing date of the Offering, terminated the voting trust agreements, shareholders' agreement and irrevocable proxy, executed in connection with the asset purchase agreement which, among other things, limited the Company's ability to vote or dispose of its shares of common stock; (iii) allowed the Company to offer for sale 100,000 shares of this common stock in the Offering (plus up to an additional 110,000 if the Underwriters over-allotment option is exercised);
(iv) effective as of the closing date of the Offering, issued to the Company a two-year warrant to purchase 100,000 shares of common stock at an exercise price equal to the per share Offering price; and (v) file a Registration Statement on Form S-3 to register all of the remaining shares of common stock owned by the Company after the Offering.

[F] On March 21, 1996, the Company completed the acquisition of 61.3% of the voting interest of Vista Technologies, Inc. ("Vista"). Vista provides photo refractive keratectomy ("PRK") and other laser vision correction ("LVC") facilities and services to the health care industry.

ATLANTIC CENTRAL ENTERPRISES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

[1] The Company and Basis of Presentation [Continued]

[F] [Continued] - The Company acquired its position in Vista by executing a stock purchase agreement for 200,000 newly issued shares of Vista common stock for a cash price of $500,000. The Company and Vista executed an additional agreement under which Vista provided 2,060,000 newly issued shares of its common stock to the Company plus 500,000 Vista Class C common stock purchase warrants. In exchange, Vista received a $750,000 interest-free note due six months after the transaction date and 200,000 restricted shares of TCPI common stock previously held by the Company with a fair value on the date of the transaction of $3,550,000 (original cost basis to the Company of $3,032,000). The Company paid the $750,000 note in full during the first quarter of fiscal 1997. The Company also received an option to acquire 250,000 Vista shares at $2.50 per share. In a separate transaction, the Company agreed to provide 4,500,000 newly issued Ordinary Shares in exchange for a total of 900,000 shares of Vista's outstanding common stock owned by three shareholders.

A summary of the consideration for both components of the Vista transaction include the following:


Cash                                                $     500,000
Note payable                                              750,000
TCPI investment (200,000 shares)                        3,032,000
                                                     ------------

Sub-total                                               4,282,000
Pharma Patch plc common stock (4,500,000 shares)        2,250,000
                                                     ------------

                                                        6,532,000
Advances as of February 28, 1997                          662,663
                                                     ------------

  Total                                             $   7,194,663
                                                     ============


The cost in excess of net assets acquired of approximately $4.5 million was calculated utilizing the original carrying value of the TCPI investment ($15.16 per share). The acquisition of Vista was recorded using the purchase method of accounting resulting in goodwill of $4,500,000 which was being amortized using the straight-line method over fifteen years beginning in March of 1996. At February 28, 1997, the Company's management determined that the goodwill was impaired. As a result, the Company wrote off goodwill of approximately $4,300,000 after it determined that the unamortized balance of goodwill could not be recovered through projected future discounted cash flows over its remaining life [See Note 2].

During the year the Company exercised their 250,000 options to purchase an
additional 250,000 shares of Vista for cash consideration of $625,000.   The
company also purchased additional 13,800 shares on the open market for cash consideration of $37,663.

Since March 21, 1996, ACE's interest in Vista has been diluted by the issuance of Vista stock to Vista's Regional affiliates. At February 28, 1997, ACE owned 54.14% of the issued and outstanding shares of Vista.

[G] Regional Joint Ventures -Vista's business strategy during fiscal 1997 was to expand in North America by organizing and sponsoring independently financed regional enterprises (Regional Joint Ventures) in which Vista would obtain a significant equity interest and long-term fee-based consulting arrangements.

ATLANTIC CENTRAL ENTERPRISES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

[1] The Company and Basis of Presentation [Continued]

Vista's negotiations to acquire interests in additional laser vision center ("LVC") operations, based primarily in Canada, were abandoned, Vista sold all of its interest in a Regional Joint Venture formed to service the Northern California market, and the Vista's equity ownership in a Regional Joint Venture formed in March 1996 and based in Arizona was increased to 94%. Unsuccessful efforts by Vista's former management to obtain additional private placement equity financing necessary to finance Vista's Regional Joint Venture expansion plans and to support general and administrative expenses in North America were terminated during March 1997.

Vista's management intends to reactivate a strategic expansion plan if a debt compromise plan with Vista's creditors is proposed and accepted or convert the debt obligation to an equity position (subject to shareholder approval) and if significant additional capital is obtained.

There can be no assurance that Vista will be successful in accomplishing these objectives. Pending further developments, Vista has been advised that its controlling stockholder, ACE, plans to pursue a strategic plan of negotiating to acquire or develop Regional Joint Ventures in the United States for laser vision correction facilities and services. Vista has been advised that if ACE can successfully implement a strategy of North American expansion in the field of laser vision correction, Vista anticipates that it will be provided a right to acquire such operations at ACE's cost if Vista completes a debt compromise plan with its creditors and if significant additional capital is obtained.

  Investments by Vista in Regional Joint Ventures are summarized as follows:

  INVESTMENT IN VISTA LASER CENTERS OF MICHIGAN, INC.

  In November 1995, Vista issued 200,000 shares of its common stock in exchange for 200,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers of Michigan, Inc. (VLC-Michigan), a development stage enterprise. Effective July 18, 1996, Vista also acquired 100,000 VLC-Michigan Series A preferred shares from a third party in exchange for 100,000 shares of Vista's common stock with an estimated value of approximately $0.99 a share at the date of issuance. Vista subsequently elected to convert all 300,000 shares of VLC-Michigan preferred stock into 300,000 shares of VLC-Michigan common stock. VLC-Michigan abandoned a proposed initial public offering in late 1996. During December 1996, negotiations for VLC-Michigan to acquire an existing laser vision correction services business based in Windsor, Ontario, and to enter into related agreements with affiliates of the physician who owns the Windsor business, were terminated. VLC-Michigan refunded stock subscriptions previously received from affiliates of that physician. Vista subsequently agreed to accept 200,000 shares of its common stock owned by VLC-Michigan for cancellation, which have been returned to the Company's possession, in exchange for the cancellation of 200,000 shares of VLC-Michigan common stock then owned by Vista. Vista also agreed to assume responsibility for the refund of a $9,500 stock subscription to VLC-Michigan paid by a director of the Company.

  As a result of these transactions, Vista owned 100,000 shares of VLC-Michigan common stock, representing 100% of the VLC-Michigan outstanding capital stock, as of February 28, 1997.

  During the period from March 1996 through October 1996, there were various advances made by Vista to VLC-Michigan for VLC-Michigan initial public offering expenses plus approximately $510,800 of advances to finance equipment deposits and operating expenses of the businesses that VLC-Michigan proposed to acquire and develop. In November 1996, the amount of $100,000 in such cash advances was refunded to Vista. Vista is currently negotiating to obtain an accounting and/or refund of $410,800 of such advances as part of a proposed release and settlement of the obligations of Vista and VLC-Michigan, on the one hand, and affiliates of the physician who owns the Windsor business, on the other hand. As of February 28, 1997, $285,800 of the advances have been written off and the VLC-Michigan cash balance of $125,000 has been consolidated.

ATLANTIC CENTRAL ENTERPRISES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

[1] The Company and Basis of Presentation [Continued]

  INVESTMENT IN VISTA LASER CENTERS OF THE SOUTHWEST, INC.

  In March, 1996, Vista issued 250,000 shares of its common stock in exchange for a subscription to 350,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers of the Southwest, Inc. (VLC-Southwest), a development stage enterprise. Effective July 18, 1996, Vista also acquired rights to 100,000 VLC-Southwest Series A preferred shares from a third party in exchange for 100,000 shares of Vista's common stock with an estimated value of approximately $0.99 a share at the date of issuance. Vista subsequently elected to convert all of its rights to 450,000 shares of VLC-Southwest preferred stock into 450,000 shares of VLC-Southwest common stock and management affiliates of VLC-Southwest released the right to vote such shares by proxy. VLC-Southwest abandoned a proposed initial public offering in late 1996.

  On October 1, 1996, Vista and VLC-Southwest agreed that Vista's account receivable of $383,634 for advances to VLC-Southwest would be extinguished in exchange for the surrender of 250,000 shares of Vista's common stock then held by VLC-Southwest. This increased Vista's investment in VLC-Southwest by $145,634. The agreement further provides that additional advances by Vista to VLC-Southwest after October 1, 1996 will be made in exchange Vista's investment in additional common stock of VLC-Southwest based upon a share price value of $3.00 per share of VLC-Southwest common stock. As of March 31, 1997, Vista had advanced an additional $210,486 to VLC-Southwest as additional investment in VLC-Southwest common stock under this agreement. The agreement will remain in effect as to additional advances until the earlier of completion by VLC-Southwest of a private placement offering of its securities to third parties or termination of that offering no later than March 31, 1997. As a result of the termination of the offering by VLC-Southwest, the agreement terminated and advances made by Vista to VLC-Southwest since October 1, 1996 will not be exchanged for additional shares of VLC-Southwest at $3.00 per share.

  As of October 1, 1996, Vista agreed to purchase a $100,000 VLC-Southwest note and 10,000 VLC-Southwest Class B warrants from Atlantic Central in exchange for a $100,000 note payable by Vista. Vista also agreed to surrender the $100,000 VLC-Southwest note for cancellation in exchange for 100,000 shares of VLC-Southwest common stock effective October 1, 1996.

  Under an agreement between Vista and VLC-Southwest, VLC-Southwest is entitled to use Vista's service mark for Vista laser centers and provides VLC-Southwest with exclusive rights to establish and operate laser vision correction service centers at locations within Arizona, Utah, Colorado, El Paso County in Texas and the City of Las Vegas, Nevada; the exclusive geographic rights of VLC-Southwest are subject to the establishment and maintenance of eight centers in those areas according to an agreed schedule in addition to an existing center operated by VLC-Southwest in Scottsdale, Arizona. This agreement terminated on June 30, 1997. VLC-Southwest is using Vista's service mark with Vista's authorization and a revised agreement providing VLC-Southwest with exclusive geographical rights has not been executed.

  As a result of these transactions, Vista owned 550,000 shares of VLC-Southwest common stock, representing 94% of the VLC-Southwest outstanding capital stock as of February 28, 1997, before giving effect to shares Vista may acquire as a result of additional advances by the Company to VLC-Southwest after October 1, 1996.

ATLANTIC CENTRAL ENTERPRISES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

[1] The Company and Basis of Presentation [Continued]

  INVESTMENT IN VISTA LASER CENTERS OF THE NORTHWEST, INC.

  In May 1996, Vista issued 500,000 shares of its common stock in exchange for 500,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers of the Northwest, Inc. (VLC-Northwest), a development stage enterprise. Effective July 18, 1996, Vista also acquired 100,000 VLC-Northwest Series A preferred shares from a third party in exchange for 120,000 shares of Vista's common stock with an estimated value of approximately $0.99 a share at the date of issuance. Vista subsequently elected to convert its 100,000 shares of VLC-Northwest Series A preferred stock into 100,000 shares of VLC-Northwest common stock.

  During October 1996, VLC-Northwest and London Place Eye Centre, Inc.
  (LPEC), an affiliate of Dr. Donald G. Johnson, terminated negotiations that contemplated the possible future acquisition by VLC-Northwest of an existing laser vision correction services business from LPEC. Dr. Johnson is the former Chairman of the Board and a former director of Vista. VLC-Northwest refunded Dr. Johnson's original cash investment in VLC-Northwest due to the termination of these negotiations. Vista caused 500,000 shares of its common stock held by VLC-Northwest, to be surrendered in exchange for cancellation of Vista's investment in 500,000 shares of VLC-Northwest Series B convertible preferred stock.

  In November 1996, Vista received repayment of $189,016 for prior advances to VLC-Northwest (of which $11,011 is payable to VLC-Northwest as credit for overpayment). During January 1997, Vista paid $64,936 to LPEC, an affiliate of Dr. Donald G. Johnson, in reimbursement of funds advanced by LPEC for the account of VLC-Northwest.

  As a result of these transactions, Vista owned 100,000 shares of VLC-Northwest common stock, representing 100% of the VLC-Northwest outstanding capital stock as of February 28, 1997 As of February 28, 1997, $48,956 of Vista's advances to VLC-Northwest have been written off and the VLC-Northwest cash balance of $16,900 has been consolidated.

  INVESTMENT IN VISTA LASER CENTERS OF THE PACIFIC, INC.

  In May 1996, Vista issued 500,000 shares of its common stock in exchange for 500,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers of the Pacific, Inc. (VLC-Pacific). Effective July 18, 1996, Vista also acquired 100,000 VLC-Pacific Series A preferred shares from a third party in exchange for 100,000 shares of Vista's common stock with an appraised value of approximately $0.99 a share at the date of issuance. Vista subsequently elected to convert all its 600,000 shares of VLC-Pacific preferred stock into 600,000 shares of VLC-Pacific common stock.

  To accommodate the request of VLC-Pacific in its efforts for a proposed public offering of its securities, during December Vista and VLC-Pacific mutually agreed: (i) to terminate a consulting services agreement between Vista and VLC-Pacific; (ii) Vista accepted 500,000 shares of its common stock owned by VLC-Pacific for cancellation, which have been returned to Vista's possession, in exchange for the cancellation of 500,000 shares of VLC-Pacific common stock then owned by Vista; and (iii) Vista agreed to accept a 9% promissory note issued by VLC-Pacific in the principal amount of $100,000 for the repurchase of the remaining 100,000 shares of VLC-Pacific common stock then owned by Vista. VLC-Pacific also agreed to issue a 9% promissory note in the principal amount of $160,838 to evidence its obligations for repayment of advances in that amount by Vista to VLC-Pacific. Each of the VLC-Pacific promissory notes are due on the earlier of December 31, 1998 or ten days after successful completion of an initial public offering by VLC-Pacific.

  As a result of these transactions, Vista did not own an equity interest in VLC-Pacific capital stock as of February 28, 1997.

ATLANTIC CENTRAL ENTERPRISES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

[1] The Company and Basis of Presentation [Continued]

  INVESTMENT IN VISTA LASER CENTERS OF THE NORTHEAST

  In May 1996, Vista issued 450,000 shares of its common stock in exchange for 500,000 shares of 5% Series B convertible preferred stock in Vista Laser Centers Metro Inc., doing business as Vista Laser Centers of the Northeast (VLC-Northeast), a development stage enterprise. Effective July 18, 1996, Vista also acquired 100,000 VLC-Northeast Series A preferred shares from a third party in exchange for 100,000 shares of Vista's common stock with an estimated value of approximately $0.99 a share at the date of issuance.

  In January 1997, Vista, Atlantic Central, VLC-Northeast and certain members of VLC-Northeast operating management and their affiliates entered into a settlement agreement to terminate all relationships between the parties. Vista sold all of its equity investment in VLC-Northeast for the sum of $1.00 and agreed to assign to a nonrelated entity for the sum of $1.00 all prior advances and loans by Vista to VLC-Northeast in the aggregate amount of $511,460. Vista further agreed: (i) to pay $50,000 as a settlement of prior obligations to VLC-Northeast; (ii) to pay VLC-Northeast an amount equal to $75,000 plus $6,271 in interest accrued on certain promissory notes previously issued by VLC-Northeast to Atlantic Central (and secured by a pledge of certain shares of Company's common stock owned by VLC-Northeast), against the receipt from Atlantic Central of releases in favor Vista and of all collateral security claims to shares of Vista's common stock owned by VLC-Northeast; (iii) to advance $50,000 to an escrow fund for use by VLC-Northeast under prescribed conditions for expenses relating to its future capital-raising expenses, which advances are to be repaid to Vista in the event VLC-Northeast completes additional debt or equity financings in the aggregate amount of at least $500,000; and (iv) to pay $275,000 (of which $200,000 is to be deposited into an escrow account) from proceeds of a private placement offering of at least $2 million by Vista.

  VLC-Northeast has agreed to release its license to use Vista's service marks, to change the name of VLC-Northeast and signage to eliminate use of the "Vista" name by VLC-Northeast (subject to a non-assignable license to VLC-Northeast for use of certain promotional and marketing materials of the Company within the greater Toronto, Ontario area so long as such materials do not use the word "Vista" Vista's associated logo), and to return for cancellation 450,000 shares of Vista's common stock currently owned by VLC-Northeast at the time all escrow funds have been deposited by Vista.
  Of the $200,000 in funds to be deposited into an escrow account, $50,000 is to be released to VLC-Northeast upon completion of actions necessary for termination of its use of the name "Vista" and Vista's service marks by July 1, 1997, and the remaining $150,000 is to be released to VLC-Northeast at the rate of $25,000 per month, except that any undisbursed escrow funds are to be refunded to Vista in the event VLC-Northeast completes additional debt or equity financings in the aggregate amount of at least $500,000.

  Vista has paid $150,000 under the settlement and will be obligated to deposit an additional $275,000 from proceeds of a private placement offering of at least $2 million by Vista. Vista has also agreed to remain obligated as a guarantor of certain equipment lease and premises lease obligations of VLC-Northeast, subject to the agreement of VLC-Northeast to use its best efforts to obtain a release of such guarantees in the event of a change in control of VLC-Northeast or should Vista successfully complete a private placement offering of at least $2 million, failing which VLC-Northeast will agree to indemnify Vista for any liabilities incurred as a result of the guarantees.

  As a result of these transactions, Vista did not own an equity interest in VLC-Northeast capital stock and has written off its investments in VLC-Northeast as of March 31, 1997.

ATLANTIC CENTRAL ENTERPRISES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

[1] The Company and Basis of Presentation [Continued]

  MISCELLANEOUS

  In assigning values at the times of issuance of Vista's common stock issued to Regional Joint Ventures and to a third party, Refractive Services-800, Inc., originally issued to acquire Series A preferred shares in the Regional Joint Ventures, Vista gave consideration to nonrelated independent appraisals obtained on the value for the consideration received from the Regional Joint Ventures in exchange for such common stock, the estimated market value of Vista's common stock based upon recent private placements, the quoted price of Vista's common stock in the over-the-counter market, and the voting and other restrictions on the issued stock.

  Vista currently controls all of the board of directors of VLC-Michigan and VLC-Northwest and controls the board of directors of VLC-Southwest by virtue of Vista's controlling stock ownership. Vista currently has no representation on the board of directors of VLC-Pacific or VLC-Northeast.

  As of February 28, 1997 ACE has an accumulated deficit of $18,692,005, total assets of $8,118,894 and total shareholders' equity of $306,293. ACE's majority owned subsidiary, Vista has an accumulated deficit of $22,142,284, total assets of $4,330,537, total shareholders deficiency of $ 2,094,820 and received a Going Concern opinion from its auditors for the twelve months ended March 31, 1997 (see Vista's March 31, 1997 10K for additional information). ACE, including Vista, has not yet achieved profitable operations and there is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company's future operations are dependent on the success of the commercialization efforts and market acceptability of the Vista business plan and other potential business ventures of the Company, together with the value derived from the TCPI investment securities.

[2] Significant Accounting Policies

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States.

[A] Principles of Consolidation - The consolidated financial statements include the accounts of ACE and its wholly and majority owned subsidiaries in Canada and in the United States. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company has consolidated its results for the year ended February 28, 1997 with the results of operations of Vista for the year ended March 31, 1997 in accordance with U.S. GAAP.

Vista and its subsidiaries in Italy, Sweden, the Netherlands and the United States have been consolidated at February 28, 1997 using their respective four fiscal quarters ended March 31, 1997. Vista's subsidiaries in Italy, Sweden and the Netherlands were consolidated in Vista's March 31, 1996 financial statements using the subsidiaries' respective fiscal year ends, which were December 31, 1995. The net income for the three month period ending March 31, 1996 for the Company's subsidiaries in Italy, Sweden and the Netherlands is reflected in the accumulated deficit for fiscal 1997 as a one-time adjustment
for the European operating subsidiaries to conform reporting periods.   ACE
did not consolidate Vista's financial statements for its year ended February 29, 1996, as controlling interest did not exist in Vista until March 1996.

Because majority ownership was considered only temporary, the Vista's investments in VLC-Michigan, VLC-Northwest and VLC-Southwest were accounted for by the equity method through September 30, 1996. Subsequent to September 30, 1996, the Company's plans with respect to these entities changed, and majority ownership is no longer considered temporary. Accordingly, these entities have been consolidated as of February 28, 1997.

ATLANTIC CENTRAL ENTERPRISES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
[2] Significant Accounting Policies [Continued]

[B] Cash and Cash Equivalents -All short-term, highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents.

[C] Risk Concentrations - Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents arising from its normal business activities. ACE had $1,806,000 on deposit at various institutions at February 28, 1997. $147,000 of this amount was federally insured against institution failure. Vista had approximately $533,000 on deposit in Italy and Sweden at February 28, 1997. Italy and Sweden do not have federal insurance on balances maintained in banks. There is no collateral in relation to deposits.

[D] Investment Securities - Investment securities at February 28, 1997 consist of equity securities. The Company's equity securities are classified as available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's equity securities are recorded at fair value based on quoted market prices.

The carrying amount of other financial instruments approximates fair value generally due to the short-term maturity of these instruments. When sold, the actual cost of these investments is used when calculating any gain
(loss).

[E] Fixed Assets - Fixed assets are recorded at acquisition cost. The Company provides depreciation and amortization at rates, which are expected to charge operations with the cost of the assets over their estimated useful lives ranging from three to ten years.

[F] Impairment - Certain long-term assets of the Company are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows form related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also reevaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of February 28, 1997, the Company expects these assets to be fully recoverable.

[G] Minority Interest - On March 21, 1996, the Company acquired 61.3% on the issued and outstanding common stock of Vista. In May 1996, Vista issued 1,450,000 shares of its common stock to acquire interests in three developmental stage companies involved in providing PRK and other LVC facilities and services to the health care industry.

In June 1996, Vista sold 100,000 common shares for cash proceeds of $212,500. In May 1996 Vista issued 1,450,000 of its shares to acquire 1,500,000 Series B Convertible Preferred shares of 3 regional affiliates. In July 1996, Vista issued 520,000 shares to acquire 520,000 Series A preferred shares of five regional affiliates. Pharma Patch exercised its options to acquire 250,000 Vista shares for $625,000 cash in July 1996. In October and December of 1996 1,450,000 of Vista's shares were returned to the Vista for cancellation from the 3 regional affiliates. In December 1996, 98,000 of Vista shares where issued in exchange for a $122,500 note. The shares issued by Vista, adjusted for the shares acquired by ACE, reduced the Company's ownership in Vista from 61.3% to 54.14% at February 28, 1997.

On March 21, 1996, the minority interest associated with the Company's investment in Vista was $2,135,895. During the year Vista had losses of $6,999,981. ACE's minority interest portion of this loss was 45.86% at February 28, 1997, or $3,210,191. In accordance with US GAAP, the Company charged $2,135,895 against minority interest on the balance sheet, bringing ACE's minority interest in Vista to a zero balance and charged the remaining $1,074,296 to ACE's statement of operations.

ATLANTIC CENTRAL ENTERPRISES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

[2] Significant Accounting Policies [Continued]

[G] Minority Interest [Continued] - The remaining $211,410 of minority interest on ACE's balance sheet relates to Vista's minority shareholders proportionate share of the equity in Vista Italy and Vista Southwest. On February 28, 1997 Vista owned 75% of the capital stock of Vista Italy and 94% of the capital stock of Vista Southwest.

[H] Foreign Currency Translation - Assets and liabilities stated in functional currencies other than the U.S. dollar are translated at the year-end exchange rate and revenues and expenses at the average rate of exchange for the year. Foreign exchange gains and losses from transactions in currencies other than the applicable functional currency are reflected in income during the year. Gains or losses arising on the translation of financial statements give rise to a cumulative translation adjustment, which is included as a component of shareholders' deficiency.

As a result of the Company's translation and consolidation of Vista's financial statements at February 28, 1997, a balance of $159,431 relating to foreign currency translation exists. This amount arises from Vista's European subsidiaries.

[I] Offering Costs - Costs associated with public and private offerings by the Company of its stock have been charged against the proceeds of the offering. Any costs associated with an abandoned financing are charged against income in the year the financing is abandoned.

[J] Revenue Recognition - Revenues for the period March 21, 1996 to February 28, 1997, the period the Company consolidated Vista's results, are recognized when photorefractive keratectomy related facility and service fees are performed. Product development fees in the prior years are included in discontinued operations and represent charges to third parties for research and development work performed by the Company and is recorded in the period the fees are earned.

[K] Stock Compensation - The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company adopted SFAS No. 123 on March 1, 1996 for financial note disclosure purposes and will continue to apply APB Opinion No. 25 for financial reporting purposes.

[L] Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

[M] Operations in Foreign Countries - The Company is subject to numerous factors relating to conducting business in foreign countries (including, without limitation, economic, political and currency risks), any of which could have a significant impact on the Company's operations.

[N] Advertising Costs - Advertising costs are expensed as incurred. The Company incurred advertising expense of approximately $415,000 for the year ended February 28, 1997.

ATLANTIC CENTRAL ENTERPRISES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

[2] Significant Accounting Policies [Continued]

[O] New Authoritative Pronouncements - The FASB has issued SFAS No. 128, Earnings Per Share and FASB No. 129, Disclosure of Information About Capital Structure. Both are effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 simplifies the computation of earning per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. The statement requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share include no dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.

While the Company has not analyzed SFAS No. 128 sufficiently to determine its long-term impact on per share reported amounts, SFAS No. 128 should not have a significant effect on historically reported per share loss amounts.

SFAS No. 129 does not change any previous disclosure requirements but, rather, consolidates existing disclosure requirements for ease of retrieval.

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.

[3] Investment Securities

Investment securities at February 28, 1997, consisted of equity shares acquired by the Company in the TCPI asset purchase agreement (see note 1(d)). On November 15, 1995, the Company acquired 786,214 common shares of TCPI with a fair value of $11,919,000 or $15.16 per share. As of February 28, 1997, the TCPI stock was trading at $9.125 per share. In the Company's transaction with Vista on March 21, 1996, Vista received 200,000 shares of the Company's TCPI stock as part of the consideration for the purchase of Vista stock at the company's cost basis of $15.16. In April 1996, the Company sold 210,000 TCPI shares for net proceeds of $2,928,697 and recorded a loss of $255,100. In January and February 1997, the Company sold 116,214 TCPI shares in open market transactions for net proceeds of $1,052,931 and recorded a loss of $963,776. The actual cost was used in determining the loss on sale of marketable securities. As of February 28, 1997, the Company held 260,000 shares of TCPI stock with a fair market value of $2,372,500 and a recorded unrealized loss of $ 1,569,000 as a separate component of shareholders' equity.

ATLANTIC CENTRAL ENTERPRISES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

[4] Property and Equipment

Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets, ranging from three to ten years. Fixed assets consisted of the following at February 28, 1997.


February 28,  1997

Excimer lasers and other technical equipment        $    2,861,604
Office Furniture and equipment                             388,031
                                                    --------------

Total                                                    3,249,635
Less: Accumulated Depreciation                          (1,154,823)
                                                    --------------

  Net book value                                    $    2,094,812
                                                    ==============

The following is a summary of property held under capital leases at February 28, 1997:

Medical Equipment                                   $    3,228,308

Total Property Held Under Capital Leases                 3,228,308
Less: Accumulated Amortization                             952,990
                                                    --------------

  Net Capitalized Lease Obligations                 $    2,275,318
                                                    ==============

Depreciation and amortization expense for property and equipment and property held under capital leases was $471,480 for the year ended February 28, 1997.

[5] Long Term Notes Receivable

Notes receivable consist of the following on February 28, 1997:

9% Promissory note receivable from VLC-Pacific for the repurchase of VLC-Pacific's 500,000 shares owned by Vista, due on the earlier of December 31, 1998 or ten days after successful completion of a
   initial public offering by VLC-Pacific - Forward                       $  100,000

9% Promissory note receivable from VLC-Pacific for, repayment of advances made by Vista to VLC Pacific due on the earlier of
   December 31, 1998 or ten days after successful completion of a
   initial public offering by VLC-Pacific                                    160,838

0% Convertible loan to Millennium Hair Restoration Centers, Inc.
   due of the earlier of December 13, 1997 or the Date which
   Millenium completes of financing of $4 million or more                    150,000
                                                                          ----------

   Total                                                                  $  410,838
                                                                          ==========

ATLANTIC CENTRAL ENTERPRISES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

[6] Notes Payable

In 1995, the Company issued a $5,000,000 senior secured convertible promissory note (note 1(e)). The promissory note bore interest at the rate of 10% per annum, payable semiannually. The principal amount of the note was originally due and payable in full on June 30, 1996.

As collateral for the promissory note, the Company pledged substantially all of the assets acquired from Pharmetrix being held in the Company's subsidiary, PP Holdings Inc. The note was satisfied by TCPI (see note 1(e)).

Notes payable consist of the following at February 28, 1997:


Vista Issued Debt:

12% convertible promissory notes due to related parties;
maturing June 15, 1998, collateralized by the pledge
of 51% of Vista-Sweden's capital stock  (note 6(a)(i))         $    277,777

12% secured promissory note maturing June 30, 1997,
collateralized by general security interest in all of
Vista's assets (note 6 (a)(ii))                                     300,000

Accrued liability to LVCI under a default judgment
(Note 6(a)(iii))                                                    175,000

VLC-Southwest note payable to related party                          25,000
                                                               ------------
Total                                                               777,777
Less: Current Portion                                              (500,000)
                                                               ------------
  Total                                                        $    277,777
                                                               ============

  i. The principal amount and accrued interest on the 12% convertible notes due in 1998 are convertible, at the option of the holder, into shares of Vista's common stock at a conversion price of $5.00 per share. These notes are collateralized by 51% of the issued and outstanding shares of Vista-Sweden common stock. Vista-Sweden is also committed under a royalty agreement with each noteholder expiring on May 31, 1998. Under the royalty agreements, Vista-Sweden will pay royalties to each noteholder for each incremental PRK procedure performed by Vista-Sweden during the three years ended May 31, 1996, 1997 and 1998. Vista has not accrued any royalties for 1997 or 1996.

  ii. The 12% secured promissory note is collateralized by a security interest in all of the assets of Vista. The 12% promissory note was to mature on June 30, 1997. The holder of the note has verbally agreed to extend the term. Definitive agreements revising the note are expected to be executed by April 30, 1998 [See Subsequent Event
          Note 17A].

ATLANTIC CENTRAL ENTERPRISES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

[6] Notes Payable [Continued]

  iii. In 1991 and 1993, Vista-Italy and another company in the laser vision correction service industry entered into agreements to license trademarks and develop territorial marketing strategies. The companies exchanged shares of their respective common stock as consideration under the agreements. In 1993, the other party filed suit for termination of these agreements and a default judgment was entered in their favor. In connection with this judgment, Vista-Italy canceled the shares of the common stock Vista-Italy had issued in the exchange, wrote-off the value of the other company's shares which had been issued to Vista-Italy and recorded an accrued liability for $175,000 equal to the principal amount of the default judgment. The plaintiff has instituted legal proceedings in Italy seeking to collect the cash portion of its default judgment plus interest and costs.

There were no restrictions or covenants on the note agreements.

[7] Long-Term Debt

Long-term debt consists of the following as of February 28, 1997:


Vista Issued Debt

Note payable with interest accrued quarterly at 18%
per annum; payments of approximately $43,191 due
quarterly; maturing June 30, 2000; collateralized
by laser equipment                                             $    465,114

Note payable with interest accrued monthly at 10% per annum;
payments of approximately $22,003 due quarterly; maturing
January 10, 1999; collateralized by laser equipment                 233,014

Note payable with interest accrued monthly at 10% per annum;
payments of $9,898 due quarterly; maturing June 30, 1999;
collateralized by laser equipment                                   245,765

Note payable with interest accrued monthly at 10% per annum;
payments of $7,442 due monthly; maturing January 1999;
collateralized by laser equipment                                   193,145
                                                               ------------

Total                                                             1,137,038
Less: Current Portion                                              (370,373)
                                                               ------------

  Total                                                        $    766,665
                                                               ============


There are no restrictions or covenants on the note agreements.

ATLANTIC CENTRAL ENTERPRISES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

[7] Long-Term Debt [Continued]

Future maturities of long-term debt are as follows for the years ended February 28:


1998                                                           $    370,373
1999                                                                416,430
2000                                                                299,911
2001                                                                 50,324
                                                               ------------
  Total                                                        $  1,137,038
                                                               ============

[8] Fair Value of Financial Instruments

The carrying value of notes payable included in current liabilities approximates fair value because of their short maturities. The carrying amount of long term notes receivable, notes payable and notes payable related party included in non-current liabilities approximates their fair value because they bear interest at a rate that approximates the Company's cost of capital.

[9] Leases, Commitments and Contingencies

Vista leases equipment, vehicles and office space under non-cancelable operating leases and leases certain equipment under capital leases.

As of February 28, 1997, future minimum lease payments under operating and capital leases are as follows:

                      Operating
                    Vehicles and      Laser          Capital
                      Equipment      Centers         Leases         Total
                    ------------   -----------    -----------     -----------

1998                 $   91,794     $  208,125     $   720,512    $ 1,020,431
1999                     46,548        166,521         720,512        933,581
2000                     25,881        168,601         491,009        685,491
2001                         --        170,743         352,650        523,393
2002                         --        172,950          87,863        260,813
                     -----------    ----------     -----------    -----------
Total Minimum
  Lease Payments     $   164,223    $  886,940     $ 2,372,546    $ 3,423,709
                     ===========    ==========     ===========    ===========

Amount representing
  interest (22%)                                                   (1,038,267)

Present value of net
  minimum Lease payments                                            1,334,279
Less Current Portion                                                 (274,510)
                                                                  -----------

  Total                                                           $ 1,059,769
                                                                  ===========

Rent expense relating to operating leases totaled approximately $254,000 for the year ended February 28, 1997.

ATLANTIC CENTRAL ENTERPRISES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

[9] Leases, Commitments and Contingencies [Continued]

Facilities and Equipment Lease Guarantees for VLC- Northeast

Vista has executed guarantees of certain equipment lease and premises lease obligations of VLC-Northeast, subject to the agreement of VLC-Northeast to use its best efforts to obtain a release of such guarantees in the event of a change in control of VLC-Northeast or should Vista successfully complete a private placement offering of at least $2 million, failing which VLC-Northeast will agree to indemnify the Company for any liabilities incurred as a result
of the guarantees.   The equipment lease guarantee executed on October 25,
1996 is for a VISX Star laser system with an initial value of $809,000. The equipment is to be used exclusively by VLC-Northeast in Toronto, Ontario, and VLC-Northeast is primarily obligated to make all equipment lease payments. Vista does not own a beneficial interest in the equipment or in proceeds from the use of the equipment. The premises lease executed on March 21, 1996 is for a rental of approximately $9,058 per month expiring on May 14, 2006.

Insurance and Indemnification

Use of laser systems by health care professionals using laser equipment and other laser vision correction services may give rise to claims against the Company or its affiliates by persons alleging injury. The Company's subsidiaries generally do not currently have malpractice liability insurance due to limited capital resources.

The Company believes that claims alleging defects in laser systems will be covered by manufacturers' warranties and the manufacturer's product liability insurance, and that the Company and its affiliates could take advantage of such insurance by adding such suppliers to potentially adverse lawsuits. There can be no assurance that laser suppliers will carry product liability insurance or that any such insurance will be adequate to protect the Company.

Generally speaking, the policy of the Company's operating subsidiaries and regional joint ventures is to require that ophthalmologists who perform laser procedures by use of laser vision correction equipment maintain their own professional liability insurance.

Lease commitments relating to abandoned equipment

On November 15, 1996, Vista entered into an equipment lease for a VISX 20/20B excimer laser system with an initial value of $267,500, which represents the total lease payments of $317,145 less interest of $76,395. The equipment was leased for the benefit of London Place Eye Center, Inc. ("LPEC"), an affiliate of Dr. Donald G. Johnson, former Chairman of the Board and a former director
of Vista.   LPEC has guaranteed the obligations of the Vista under this equipment lease. The equipment is to be used exclusively by LPEC in British Columbia, and LPEC has agreed to make all equipment lease payments. Vista will not own a beneficial interest in the equipment or in proceeds from use of the equipment unless LPEC defaults in its obligations to make equipment lease payments. The Company reflects the lease obligation of $251,533 and a long-term receivable from the related party of $248,021 at February 28, 1997

On October 19, 1996, Vista and LPEC executed a lease guarantee for an equipment lease entered into by VLC-Northwest for a VISX Star laser system with an initial value of $525,000, which represents the minimum future lease payments of $720,000 less interest of $247,500. The equipment was leased for the benefit of LPEC. The equipment is to be used exclusively by LPEC in British Columbia, and LPEC has agreed to make all equipment lease payments. Vista and VLC-Northwest will not own a beneficial interest in the equipment or in proceeds from use of the equipment unless LPEC defaults in its obligations to make equipment lease payments. Vista reflects the lease obligation of $514,366 and a long-term receivable from the related party of $485,041 at February 28, 1997.

ATLANTIC CENTRAL ENTERPRISES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

[9] Leases, Commitments and Contingencies [Continued]

Lease Commitments Relating to Abandoned Equipment [Continued]

On March 29, 1996, Vista signed a lease guarantee for an equipment lease by LPEC of a VISX Star laser system with an initial value of $450,000. Vista does not own a beneficial interest in the equipment or in proceeds from use of the equipment.

Vista entered into these equipment lease arrangements as an accommodation to LPEC during the course of continuing negotiations for the purchase of LPEC Vista subject to obtaining additional financing required to make such an acquisition. Negotiations to acquire LPEC were terminated in late 1996 and Vista remains contingently liable as to the lease obligations and guarantee.

Litigation with Former Officers as to Severance Obligations

In June 1997, Vista was named as the defendant in a civil action filed in California state court by two former executive officers. The complaint alleges that Vista breached written employment agreements with each of the two executives, both of whom were terminated as employees of Vista on March 6, 1997, and seeks damages of $231,073 plus interest and costs for Vista's former President, damages of $241,902 plus interest and costs for the Vista's former Executive Vice President, and restoration of stock options previously issued to the executives under the terms of their employment agreements.

Vista's written employment agreement with its former President provided he would be entitled to severance benefits if his employment was involuntarily terminated, other than for cause, death or disability, equal to (i) a lump-sum payment equal to his annual base salary of $175,000, (ii) continuation of insurance benefits for life, health, dental and long-term disability for a period of 12 months after employment termination, and (iii) continued vesting of his outstanding stock options for a period of 12 months after employment termination. Vista's written employment agreement with its former Executive Vice President provided he would be entitled to severance benefits if his employment was involuntarily or constructively terminated, other than for cause, death or disability, equal to (i) a lump-sum payment equal to his annual base salary of $175,000, and (ii) continuation of insurance benefits for life, health, dental and long-term disability for a period of 12 months after employment termination.

Vista intends to vigorously contest claims of the plaintiffs for damages based upon Vista's claim that their employment was terminated for cause. However, these proceedings are at a preliminary stage and no discovery has taken place. Special counsel engaged to represent Vista accordingly has advised it cannot render an opinion as to whether the likelihood of an adverse determination would be remote, reasonably possible or probable, until discovery proceedings have been conducted. Vista has accrued a liability for these legal proceedings. An adverse determination in these proceedings would have a material adverse effect on the current financial condition of Vista.

Legal Judgement

In 1991 and 1993, Vista-Italy and another company in the laser vision correction service industry entered into agreements to license trademarks and develop territorial marketing strategies. The companies exchanged shares of their respective common stock as consideration under the agreements. In 1993, the other party filed suit for termination of these agreements and a default judgment was entered in their favor. In connection with this judgment, Vista-Italy canceled the shares of the common stock Vista-Italy had issued in the exchange, wrote-off the value of the other company's shares which had been issued to Vista-Italy and recorded an accrued liability for $175,000 equal to the principal amount of the default judgment. The plaintiff has instituted legal proceedings in Italy seeking to collect the cash portion of its default judgment plus interest and costs.

ATLANTIC CENTRAL ENTERPRISES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

[9] Leases, Commitments and Contingencies [Continued]

Other Litigation

Vista and the Company, from time to time, may be a defendant in various legal proceedings other than that noted above. In particular, a case was dismissed without prejudice which alleged damages for economic interference and which sought injunctive relief preventing Vista from being affiliated with a certain doctor. However, such dismissal leaves open the possibility that the claims can be re-filed in the future. In the opinion of management, the final outcome of any such current proceedings will not have a material effect on the financial position, results of operations, or cash flows of Vista and the Company. Management's opinion of the above proceedings, however, may change in the near term due to the uncertainty of the legal process.

[10] Capital Stock

Stockholders' equity has been retroactively restated to reflect the reorganization with ACE for the periods presented. These transactions resulted in the elimination of the 16,541,570 ordinary shares of Pharma Patch and created 1,654,157 shares of common stock (one share of ACE common stock for every 10 Ordinary shares of Pharma Patch) in ACE with a par value of $16,542. As a result of the difference between Pharma Patch's ordinary shares issued at par value ($2,343,914) and ACE's common stock issued at par value ($16,542) the premium in excess of par value increased by $2,327,372 (Pharma Patch's par value per ordinary share was Irish Pounds .01 and ACE's par value per common share is US$ .01). All per share amounts in this report have been
restated to reflect this reorganization.   However, retained earnings was not
restated as no assignment is required as a result of the restructuring.

The authorized and issued Common Shares of ACE for the 1997 and 1996 fiscal years are as follows:

Authorized -The Company has authorized 50,000,000 Common Shares, par value $.01 representing an aggregate value of $500,000.

                                                                 Premium in
                                           Number                 Excess of
                                         of Shares   Par Value    Par Value         Total
                                        ----------  ----------  ------------    ------------

  Balance at February 29, 1996          1,141,063      11,411     17,649,925      17,661,336

Payment of professional fees (i)           63,874         639        322,597         323,236
Shares issued to acquire 900,000
  Shares of Vista's outstanding
  common stock (ii)                       450,000       4,500      2,245,500       2,250,000
Private placement (iii)                    60,000         600        299,400         300,000
Share issuance costs (iv)                      --          --       (126,705)       (126,705)
Return of shares                          (60,780)       (608)           608              --
                                        ---------   ---------   ------------    ------------
  Balance February 28, 1997             1,654,157   $  16,542   $ 20,391,325    $ 20,407,867
                                        =========   =========   ============    ============

ATLANTIC CENTRAL ENTERPRISES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

[10] Capital Stock [Continued]

  (i) During fiscal 1997, the Company issued 63,874 shares in lieu of cash payments of $323,236 to various professionals for services rendered

  (ii) On March 21, 1996, the Company issued 450,000 shares to three investors as consideration for 900,000 shares of Vista

  (iii) During fiscal 1997, the Company completed a private placement and issued 60,000 shares for cash consideration of $300,000.

  (iv) The Company paid $126,706 in commissions relating to its total private placement. Of the $126,706, the Company issued $103,600 in stock as consideration and the balance of $23,106 was paid in cash.

  (v) The reorganization of the Company resulted in the shareholders of Pharma Patch receiving one common share in Ace for every ten ordinary shares held in Pharma Patch immediately prior to the transaction. ACE common shares have a par value of $ .01 each.
     All stock options of Pharma Patch were canceled as a result of the reorganization. There are currently no stock options issued for ACE.

  (vi) On December 18, 1996, ACE offered to the holders of Pharma Patch's outstanding Class A, Class B, Class C and/or Class D Warrants the opportunity to exchange up to 32,023 shares of common stock of ACE at a rate of one ACE share for each 100 Class A, B, C and D
     Warrants. The exchange offer expired on May 30, 1997 and as a result 15,230 shares of ACE were issued to holders of Pharma Patch warrants.

[11] Earnings (Loss) Per Share

The net earnings (loss) per share calculations are based on the weighted average number of shares outstanding during the year.

EPS calculations for fiscal 1997 has been restated to reflect the reorganization between Pharma Patch and ACE.

[12] Income Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. ACE had research and development expenses not claimed for income tax purposes of approximately $2,870,000, available to reduce taxable income of ACE in future years. Due to the significant uncertainty relating to the Company's ability to utilize these expenses to offset taxable income, valuation allowances are recognized to offset all of the deferred tax assets relating to these expenses. These unclaimed research and development expenses may be carried forward indefinitely for income tax purposes.

ATLANTIC CENTRAL ENTERPRISES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
[12] Income Taxes [Continued]

Vista has net operating losses carryforwards totaling approximately $8,200,000, which expire between the years 2007 and 2012. As of February 28, 1997, ACE may not have available the Vista NOL's to offset against future ACE taxable income, however, Vista's NOL are available against future Vista income. Vista's use of these carryforwards may be limited by Section 382 of the Internal Revenue Code.

ACE is not required to file a US consolidated income tax return. Accordingly, the net operating loss carryforwards of Pharma Patch may not be available to reduced future taxable income as a result of the Company's reorganization in January of 1997 [See Note 1C].

[13] Related Parties

[A] Stockholder Agreement - In 1993, the Company entered into an agreement, which expires on December 31, 2011, with a stockholder whereby the Company has granted the licensee certain production and distribution rights to a technology that the Company still owns after the TCPI transaction, but which is not expected to be pursued for commercialization. No fee revenue was recognized in fiscal 1997 and 1996.

[B] Vista's Agreements with Refractive Services-800, Inc. - From July 1995 through June 1996, a foreign corporate investor named Refractive Services-800, Inc. provided at least $100,000 in initial seed capital to each of five Regional Joint Ventures (for an aggregate investment of $520,000) to finance initial organizational expenses and costs of negotiating agreements with vision care professionals and seeking additional financing. In exchange for that investment, and in view of the high risks associated with a start-up enterprise, Refractive Services-800, Inc. received shares of a 10% Series A convertible preferred issue of the Regional Joint Venture with a liquidation preference equal to five times its cash investment in four Regional Joint Ventures and six times its cash investment in one other Regional Joint Venture.

Vista has been advised that a former chief executive officer of the Company, Mr. Jac. J. Lam, renders financial advisory services to Refractive Services-800, Inc. Certain other clients of Mr. Lam and an entity owned by Mr. Lam, Quintillion B.V., have previously invested in debt and equity securities of Vista and ACE.

Vista negotiated an agreement effective July 18, 1996 to acquire the Series A preferred shares owned by Refractive Services-800, Inc. in all five of these Regional Joint Ventures in exchange for 520,000 shares of Vista common stock. In addition, Vista agreed to purchase all of the capital stock in Refractive Services 800 Corp., a Nevada corporation, for $50,000 from Refractive Services-800, Inc. Refractive Services-800, Inc. organized Refractive Services 800 Corp. to acquire rights to, and offer the use of, certain 800 and 900 telephone numbers for telemarketing purposes at the election of Regional Joint Ventures.

In assigning value to the Company's common stock issued to Refractive Services-800, Inc., Vista gave consideration to an independent appraisal obtained on the value of the consideration received from the Regional Joint Ventures in exchange for Vista's common stock, the estimated market value of Vista's common stock based upon recent private placements, the quoted price of Vista's common stock in the over-the-counter market, and the voting and other restrictions on the issued stock.

[C] Agreement to Purchase Assets and Assume Lease Obligations - On February 1, 1996, Vista entered into an asset purchase and lease assumption agreement with a related party for an excimer laser system. The purchase price for the asset was $75,000 in cash, a $96,591 promissory note with annual interest at 8% originally due May 31, 1996, and the assumption of outstanding obligations under the existing lease on the laser, including future lease payments not to exceed $328,409. Subsequent to February 1, 1996, Vista replaced this laser with newer technology resulting in a charge to the statement of operations in the amount of $446,636 for the impairment of an idle asset. As of March 31, 1997, $80,000 of the note payable for $96,591 had been paid. The balance of the note has been forgiven.

ATLANTIC CENTRAL ENTERPRISES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

[13] Related Parties [Continued]

[D] Agreements with Executive Officers - On January 31, 1996, Vista hired a new chief executive officer who was granted five-year options to purchase 300,000 shares of common stock under Vista's 1994 Stock Option Plan exercisable at $2.50 per share. On October 22, 1996, Vista also granted this officer a five-year option to purchase 600,000 shares of common stock under Vista's 1994 Stock Option Plan exercisable at $2.625 per share in anticipation of a proposed financing. The services of this employee were terminated for cause in March 1997 and, therefore, these options were canceled.

Effective November 1, 1996, Vista hired a new chief operating officer who was granted a five-year option to purchase 500,000 shares of common stock under Vista's 1994 Stock Option Plan exercisable at $2.75 per share and purchased for the sum of $100 a total of 100,000 Class G nontransferable common stock purchase Warrants exercisable until December 31, 2001, unless earlier called for redemption, at an exercise price of $2.625 per share. The services of this employee were terminated for cause by the Company in March 1997 and, therefore, these options were canceled.

The exercise price of options and warrants were equal to or above the fair market value of the common stock at the date of grant.

[E] Long-term Receivable - Related Party - Vista and a wholly-owned subsidiary are parties to two lease agreements for two excimer vision correction lasers. Vista is not using the lasers, nor does Vista receive any benefit from the procedures performed on these lasers. The lasers are in the possession of a company formerly affiliated with Vista as a Regional Joint Venture company.
As Vista is party to the leases, the lease obligations are reflected on the Company's financial statements as current and as long-term debt. The lease payments are guaranteed and made by the formerly affiliated Regional Joint Venture company directly to the lessor. The Company reflects the lease obligations of $765,899 and a Long-Term Receivable from the related party of $733,062 at March 31, 1997.

[14] The 1996 Stock Option Plan

On February 2, 1996, the Company's Board of Directors proposed the 1996 Stock Option Plan [Option Plan] that was approved by the stockholders of the Company in February 1996. The purpose of the Option Plan is to permit the Board or a Committee of the Board the flexibility of granting options of the Company's common stock in lieu of cash to compensate officers, directors, employees and other individuals acting as professionals, consultants and/or advisers to the Company for services rendered to the Company and its subsidiaries. A total of 350,000 shares of common stock are available for payment of compensation under the Option Plan. No awards under the Option Plan have been made.

[15] Foreign Segment Operations

The Company's operations are in a single industry, providing PRK treatments and laser surgical procedures to patients through the establishment and operation of eye clinics.

The Company's headquarters is located in Bermuda, and all material operating assets of the Company and the Company's subsidiary's are located in the United States, Italy and Sweden.

Revenue by geographic areas is as follows:


United States                            $    287,039
Foreign (Western Europe)                    3,198,628
                                         ------------
                                         $  3,485,667
                                         ============

ATLANTIC CENTRAL ENTERPRISES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

[15] Foreign Segment Operations [Continued]

Net income (loss) by geographic areas is as follows:


United States                            $ (12,660,480)
Foreign (Western Europe)                       114,361
                                         -------------
  Totals                                 $ (12,546,119)
                                         =============

Identifiable assets by geographic areas are as follows:


United States                            $   5,410,019
Foreign (Western Europe)                     2,708,875
                                         -------------
  Total                                  $   8,118,894
                                         =============

[16] Fourth Quarter Adjustments

During the fourth quarter of fiscal 1997, the Company recorded the following year-end adjustments which it believes are material to the results of that quarter:


Accrual for closing of Vista's California facilities          $   200,000
Accrual for severance litigation costs relating to Vista          250,000
                                                              -----------
  Total                                                       $   450,000
                                                              ===========

[17] Subsequent Event

[A] Promissory Note - Vista has been negotiating with the holder of a 12% promissory note for $300,000 who has verbally agreed to extend the maturity date of the 12% promissory note. Definitive agreements for the 12% promissory note extension are being prepared and management anticipates that they will be executed by April 30, 1998.

[B] First American AMO - In May 1997, Ace entered into an agreement to form a new corporation, First American AMO ["AMO"], which is located in Palm Harbor, Florida. Ace agreed to fund AMO up to $450,000 prior to separate outside funding of AMO. Ace owns 83% of the issued and outstanding common stock of AMO upon signing of this agreement. AMO is an automotive maintenance organization that improves the efficiencies of fixing a car.

[C] Sale of Marketable Securities - Between March 1, 1997 and July 3, 1997, the Company sold 35,000 shares of TCPI common stock with net proceeds to the Company of approximately $360,000.

[18] Subsequent Events [Unaudited]

[A] Shares fraudulently Issued - On December 12, 1997, management of the Company discovered that its former U.S. counsel, fraudulently caused 960,000 newly issued and freely-tradeable shares of the Company's common stock to be issued without the prior authorization or knowledge of the Company's board of directors and management to his affiliate or to his brokerage account in Canada, during the period from March 25, 1997 through July 31, 1997. The Company's legal counsel believes that it is probable the Company will incur a loss contingency for the 960,000 shares of its common stock fraudulently issued without consideration at the sole instructions of the former counsel. The Company is seeking a judgement for compensatory damages in the amount of approximately $750,000 in legal fees and costs paid by the Company to the former counsel during the period from 1993 to 1997 while he fraudulently represented himself to be a licensed attorney, damages for the 960,000 fraudulently issued shares of the Company's common stock, and other compensatory, punitive and exemplary damages.

ATLANTIC CENTRAL ENTERPRISES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

[18] Subsequent Events [Unaudited] [Continued]

[A] Shares fraudulently Issued [Continued] - The Company has assigned a value of $400,000 for the 960,000 shares fraudulently issued and will charge operations with the value calculated using the market value on the day the shares were issued. It's the Company's intention to pursue legal action where it will seek the return and cancellation of these 960,000 shares or other restitution equivalent to the estimated fair value of the 960,000 shares.

Based upon extensive investigation of documents and other information provided to counsel with respect to these proceedings, it is counsel's opinion that the Company has meritorious causes against the former counsel and it is also their opinion that it is probable the Company ultimately will be successful in obtaining final judgments in the Company's favor against the former counsel for an amount in excess of $1,250,000. The ability of the Company to realize on any such judgements, if successfully obtained, will be dependent upon the Company's ability to locate and levy upon assets of the former counsel. At hearings held in December 1997 and January 1998, orders of preliminary injunction were issued by a U.S. Federal district court and a court in British Columbia restraining the transfer of assets from accounts with any financial institutions maintained by the former counsel and certain corporate entities controlled by the former counsel. Pursuant to those orders, approximately $220,000 of cash and securities in accounts maintained by Mr. Quinn have been frozen. The former counsel has filed responsive pleadings in the litigation proceeding denying liability.

In addition, the Company is investigating potential claims against other third parties than may have aided and abetted the former counsel with respect to the one or more of the causes of action asserted by the Company in the litigation proceedings. In addition to the former counsel and two entities believed to be under his control, the Company's transfer agent has been named and served as a defendant in the litigation proceedings. A motion to dismiss the proceedings against the transfer agent was denied by the federal district court in this case, and the transfer agent has filed an answer denying liability. Based upon the information obtained, it is counsel's opinion it is probable the Company has a meritorious cause of action against the transfer agent.

[B] Asset Purchase Agreement - In July 1997, Vista Southwest entered into an asset purchase and lease assumption agreement whereby Vista Southwest agreed to purchase certain equipment for a total purchase price of $411,860, consisting of $50,000 in cash payments, $361,860 in a promissory note with annual interest of 8%. The principal and interest on the note is due the earlier of June 30, 1999 or 30 days following the close of an offering of securities of Vista Southwest or Vista Technologies, Inc. with net proceeds of not less than $2,000,000. The estimated fair value of the acquired equipment is $120,000. Therefore, goodwill of approximately $292,000 was recorded on this transaction.

Also in July 1997, ICON Vision Centers, Inc., a wholly owned subsidiary of the Company, entered into an asset purchase agreement to purchase certain fixed assets and inventory for a total purchase price of $128,000, consisting of $25,600 in cash and a $102,400 noninterest bearing promissory note The note has monthly payments of $3,200 and will be paid in full by April 30, 2000.
The estimated fair value of the inventory and fixed assets is approximately $50,000. Therefore, goodwill of approximately $78,000 was recorded on this transaction.

[C] Sale of TCPI Marketable Securities - Between July 4, 1997 and December 31, 1997, the Company sold an additional 140,050 shares of TCPI common stock with net proceeds to the Company of approximately $1,316,000. Proceeds were utilized for operations and to purchase additional investments through December 31, 1997. The sale of TCPI stock subsequent to March 1, 1997 resulted in a net loss of approximately $1,000,000 for the Company. As of February 28, 1998, the Company had 43,850 shares of TCPI.

[D] Additional Debt Financing - Subsequent to year end, ACE opened a margin account with its broker and borrowed funds against its holdings of TCPI shares. At February 28, 1998, there was no balance owing on the margin account.

ATLANTIC CENTRAL ENTERPRISES LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

[19] Other Matters - Predecessor Auditor

The February 29, 1996 financial statements were previously audited with an auditor's report dated May 9, 1996. On March 20, 1998, the predecessor auditor informed the Company that they would not re-release the auditor's report.


                      . . . . . . . . . . . . . . . .

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
       AT FEBRUARY 29, 1996 AND FOR THE YEAR ENDED FEBRUARY 29, 1996

         [NOT COVERED BY REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS]


                                                                   Page
                                                                   ----

Consolidated Financial Statements:

    Consolidated Statement of Operations .....................      F-34

    Consolidated Statement of Shareholders' Equity ...........      F-35

    Consolidated Statement of Cash Flows .....................      F-36



ATLANTIC CENTRAL ENTERPRISES LIMITED
-----------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEAR ENDED FEBRUARY 29, 1996 [EXPRESSED IN U.S. DOLLARS]
-----------------------------------------------------------------------------
         [NOT COVERED BY REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS]


Revenues ...................................................    $         --
                                                                ------------
Operating Expenses:
  Administrative ...........................................       1,798,524
  Foreign Exchange .........................................           2,285
                                                                ------------
  Total Operating Expenses .................................       1,800,809
                                                                ------------
  Loss from Continuing Operations ..........................      (1,800,809)
                                                                ------------
Other Income and [Expenses]:
  Other Income .............................................          76,019
  Other Expenses ...........................................          (3,893)
                                                                ------------
  Total Other Income and [Expenses] ........................          72,126
                                                                ------------
  Loss Before Discontinued Operations ......................      (1,728,683)
                                                                ------------
Discontinued Operations:
  Loss from Discontinued Operations ........................      (2,593,468)
  Gain of Sale of Business Segment .........................      16,412,827
                                                                ------------
  Gain on Discontinued Operations ..........................      13,819,359
                                                                ------------
  [Loss] Income Before Equity Investee
    and Minority Interest Income [Loss] ....................      12,090,676

Equity Investee Income [Loss] ..............................              --
                                                                ------------
  [Loss] Income Before Minority Interest
    Income [Loss] ..........................................      12,090,676
Minority Interest Loss .....................................              --
                                                                ------------

  Net [Loss] Income ........................................    $ 12,090,676
                                                                ============
Per Share Common Stock:
  Loss from Continuing Operations ..........................    $      (2.15)
  Discontinued Operations ..................................    $      17.20
  Net Earnings [Loss] ......................................    $      15.05

  Weighted Average Number of Ordinary Shares Outstanding ...         803,327


See Notes to Consolidated Financial Statements included elsewhere herein.

ATLANTIC CENTRAL ENTERPRISES LIMITED

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY FOR THE YEAR ENDED FEBRUARY 29, 1996
[EXPRESSED IN U.S. DOLLARS]
-----------------------------------------------------------------------------

         [NOT COVERED BY REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS]

                       Capital Stock                       Foreign      Unrealized
                   --------------------     Premium in     Currency        Gain                         Total
                    Number of               Excess of     Translation   [Loss] on     Accumulated    Shareholders'
                      Shares     Amount     Par Value      Adjustment   Investments      Deficit        Equity
                   ----------   --------   ------------   -----------   -----------   ------------   -------------

Balance -
February 28, 1995     574,025   $  5,741   $ 13,626,342   $        --   $        --   $(18,340,304)  $  (4,708,221)

Issuance of Stock:

  Payment of
   Professional Fees   69,037        690        601,214            --            --             --         601,904

  Payment of
   Accrued Salaries    80,404        804        498,519            --            --             --         499,323

  Private Placement   324,940      3,249      2,433,549            --            --             --       2,436,798

  Shares Issuance
   Costs                   --         --       (250,022)           --            --             --        (250,022)

  Officers and
   Directors           92,657        927        740,323            --            --             --         741,250

Foreign Currency
  Translation
  Adjustment               --         --             --        (6,518)           --             --          (6,518)

Net Earnings               --         --             --            --            --     12,090,676      12,090,676

Unrealized Gain
  on Investments           --         --             --            --     3,176,108             --       3,176,108
                   ----------   --------   ------------   -----------   -----------   ------------   -------------

Balance -
February 29, 1996   1,141,603     11,411     17,649,925        (6,518)    3,176,108     (6,249,628)     14,581,298
                   ==========   ========   ============   ===========   ===========   ============   =============


See Notes to Consolidated Financial Statements included elsewhere herein.

ATLANTIC CENTRAL ENTERPRISES LIMITED
-----------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEAR ENDED FEBRUARY 29, 1996 [EXPRESSED IN U.S. DOLLARS]
-----------------------------------------------------------------------------

         [NOT COVERED BY REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS]


Operating Activities:
  Net Income ...............................................    $ 12,090,676
                                                                ------------

  Adjustments to Reconcile Net Income to Net
    Cash [Used for] Operating Activities:
    Depreciation and Amortization ..........................         253,958
    Noncash Expenses .......................................       1,842,478
    Write-Down of Fixed Assets .............................           9,900
    Gain on Sale of Business ...............................     (16,412,827)

Changes in Assets and Liabilities:
  [Increase] Decrease in:
    Accounts Receivable - Trade ............................          18,910
    Prepaid Expenses .......................................          47,298

  Increase [Decrease] in:
    Accounts Payable - Trade ...............................          (5,275)
    Accrued Expenses .......................................         296,854
    Other Liabilities ......................................           3,485
                                                                ------------

  Total Adjustments ........................................     (13,945,219)
                                                                ------------

  Net Cash - Operating Activities - Forward ................      (1,854,543)
                                                                ------------

Investing Activities:
  Purchase of Fixed Assets .................................    $    (50,658)
  Cash Acquired in Investment in Vista .....................        (251,500)
                                                                ------------

  Net Cash - Investing Activities - Forward ................    $   (302,158)
                                                                ------------


See Notes to Consolidated Financial Statements included elsewhere herein.

ATLANTIC CENTRAL ENTERPRISES LIMITED
-----------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEAR ENDED FEBRUARY 29, 1996 [EXPRESSED IN U.S. DOLLARS]
-----------------------------------------------------------------------------

         [NOT COVERED BY REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS]



  Net Cash - Operating Activities - Forwarded ..............    $ (1,854,543)
                                                                ------------

  Net Cash - Investing Activities - Forwarded ..............        (302,158)
                                                                ------------

Financing Activities:
  Shares Issued for Cash ...................................       2,186,778
                                                                ------------

  Net Cash - Financing Activities ..........................       2,186,778
                                                                ------------

Effective of Exchange Rate Change in Cash
  and Cash Equivalents .....................................              --
                                                                ------------

  Net Increase in Cash and Cash Equivalents ................          30,077

Cash and Cash Equivalents - Beginning of Year ..............         638,745
                                                                ------------

  Cash and Cash Equivalents - End of Year ..................    $    668,822
                                                                ============


Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest ...............................................    $    250,000
    Income Taxes ...........................................    $         --








See Notes to Consolidated Financial Statements included elsewhere herein.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 26, 1998

        ATLANTIC CENTRAL ENTERPRISES LIMITED
              (Registrant)


        By: /s/ Patrick J. Rooney
            ---------------------------------
            Patrick J. Rooney,
              President and Chief Executive Officer
              (principal executive officer; principal financial officer;
               principal accounting officer)


  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


    Signature                       Capacity                 Date
-----------------------           ------------          ----------------


/s/ Patrick J. Rooney                                    March 26, 1998
------------------------          Director; President
Patrick J. Rooney                 and Chief Executive
                                  Officer


/s/ Jeffrey D. Dickson                                   March 26, 1998
------------------------          Director
Jeffrey D. Dickson



------------------------          Director
Patrick J. O'Sullivan

